Form 10-Q
period 2010-09-30
TRANSAKT LTD.
filed 2010-11-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 333-168784

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No.3, Lane 141, Sec. 3, Beishen Rd., Shenkeng Township Taipei County 222, Taiwan (R.O.C.)	N/A
(Address of principal executive offices)	(Zip Code)

886-2-26624343
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 102,645,120 common shares issued and outstanding as of November 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the 20-F for the year ended December 31, 2009.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$779,340	$874,418
Restricted cash	455,848	498,540
Accounts receivable, net	2,748,092	2,049,995
Inventory	1,560,475	1,373,516
Other receivable, net	8,902	6,278
Prepaid expenses	81,441	51,196
Investments	-	50,915
Total Current Assets	5,634,098	4,904,858

Property & Equipment, net	1,824	3,130

Deposits	44,611	72,891

Total Assets	$5,680,533	$4,980,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,915,217	$1,161,586
Bank loans	1,832,433	2,083,361
Loan payable to related party	679,213	495,625
Total Current Liabilities	4,426,863	3,740,572

Non-current Liabilities
Unsecured convertible notes payable, net of unamortized discounts of $4,916 and $10,541	25,084	19,459

Stockholders' Equity
Common stock, 300,000,000 shares authorized for issuance, $0.001par value, 102,645,120 shares issued and outstanding	3,260,018	3,260,018
Preferred stock, 200,000,000 shares authorized for issuance, $0.001par value, 0 shares issued and outstanding	-	-
Additional paid-in capital	15,000	15,000
Other comprehensive income (loss)	45,229	(15,278)
Accumulated deficit	(2,091,661)	(2,038,892)
Total Stockholders' Equity	1,228,586	1,220,848

Total Liabilities and Stockholders' Equity	$5,680,533	$4,980,879

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Sales of goods, net	$9,450,054	$7,823,341	$3,227,947	$2,166,038
Total revenues	9,450,054	7,823,341	3,227,947	2,166,038

Operating costs and expenses:
Cost of sales	8,837,942	7,470,626	3,023,128	2,102,749
Selling, general and administrative expenses	695,751	691,910	243,615	259,032

Loss from operations	(83,639)	(339,195)	(38,796)	(195,743)

Other income (expense)
Interest income	1,294	465	250	292
Investment income	3,213	153	2,726	2
Currency exchange gain (loss)	90,957	(10,900)	(15,373)	17,247
Interest expense	(64,594)	(61,103)	(31,139)	(22,716)
Total other income (expenses)	30,869	(71,385)	(43,537)	(5,175)

Loss before income taxes	(52,769)	(410,580)	(82,332)	(200,918)

Provision for income taxes	-	1,292	-	10

Net loss	$(52,769)	$(411,872)	$(82,332)	$(200,928)

Loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	102,645,120	102,645,120	102,645,120	102,645,120

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(52,769)	$(411,872)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of short-term Investment	(3,213)	(153)
Depreciation expense	1,445	4,480
Amortization of debt discount attributable to convertible debentures	5,589	2,393
Changes in assets and liabilities:
(Increase) in accounts receivable	(581,408)	(958,267)
(Increase) Decrease in inventory	(113,443)	913,537
(Increase) Decrease in other receivables	(2,258)	4,293
(Increase) in prepaid expense	(27,121)	(85,954)
(Increase) Decrease in deposits	30,902	(17,538)
Increase in accounts payable and accrued expenses	683,836	1,746,644
Net cash provided by (used in) operating activities	(58,440)	1,197,563

Cash flows from investing activities
Decrease in restricted cash	67,538	100,926
Proceeds from sale of investments	55,892	106,878
Net cash provided by investing activities	123,430	207,804

Cash flows from financing activities
Proceeds from bank loans	1,645,179	1,931,325
Repayment of bank loans	(1,998,732)	(2,655,533)
Due from related party	148,519	189,472
Net proceeds from issuance of convertible debentures	-	27,951
Net cash used in financing activities	(205,034)	(506,784)

Effect of exchange rate changes on cash and cash equivalents	44,966	27,665

Net increase (decrease) in cash and cash equivalents	(95,078)	926,248

Cash and cash equivalents
Beginning	874,418	205,658
Ending	$779,340	$1,131,906

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$66,000	$78,192

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2009.

Organization

TransAKT Ltd. (the “Company”) was incorporated under the laws of the Province of Alberta on June 3, 1997. The Company completed the acquisition of Green Point Resources Inc. on October 18, 2000 whereby it became a publicly traded company listed on the Canadian Venture Exchange. In 2004 the Company voluntarily delisted from the TSX Venture Exchange and retained a listing on the Over the Counter Bulletin Board in the United States.

In October 2004 the Company purchased certain assets of IP Mental Inc., a Taiwan based Voice over Internet Protocol (VoIP) company. The company name was changed from TransAKT Corp. to TransAKT Ltd. on September 29, 2006. The Company designs and develops Voice over Internet Protocol (“VoIP”) solutions and mobile payment terminals for the consumer electronics industry.

On November 15, 2006 TransAKT Ltd and the shareholders of Taiwan Halee International Co. Ltd. (HTT), entered into a Share Exchange Agreement in which TransAKT Ltd. acquired 100% of Taiwan Halee International Co. Ltd.’s outstanding common stock. HTT was incorporated under the laws of Republic of China in 1985. HTT is engaged in designing, manufacturing and distribution of Taiwan telecommunications equipment. The acquisition has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two companies has been recorded as a recapitalization of HTT, with HTT being treated as the continuing entity.

On August 12, 2010, the Company filed the Registration Statement (Form S-4) in connection with the continuation of the Company from Alberta to Nevada. Based upon the number of common shares of TransAKT Ltd., a Nevada corporation (“TransAKT Nevada”), to be issued to the shareholders of TransAKT Ltd., an Alberta corporation (“TransAKT Alberta”), on a one-for-one basis upon completion of the Continuation and based on 102,645,120 shares of common stock of TransAKT Ltd., an Alberta corporation, issued and outstanding as of August 12, 2010.

The Articles of Conversion of TransAKT Nevada provides that the authorized capital of the TransAKT will be 300,000,000 shares of common stock, par value $0.001 per share and 200,000,000 shares of preferred stock, par value $0.001 per share.

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Cash Flows

In accordance with generally accepted accounting principles (GAAP), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $200,237 and $190,402 as at September 30, 2010 and December 31, 2009, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2010 and December 31, 2009, inventory consisted only of finished goods.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements

(i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of this standard had no impact on its financial position, results of operations or cash flows.

Going Concern

The Company has incurred a net loss of $411,872 and $52,769 during the nine-month periods ended September 30, 2009 and 2010, respectively, and has an accumulated deficit of $2,091,661 as of September 30, 2010.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2010, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in next year; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

NOTE 2 - RELATED PARTY TRANSACTIONS

Loan Payable to Related Parties

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2010 and December 31, 2009, there were $618,813 and $435,225 advances outstanding, respectively.

The Company also had loans payable to five shareholders amounted to $60,400 as of September 30, 2010 and December 31, 2009. The unsecured loans bear interest at the rate of 12% per annum, and due on 2010.

NOTE 3 - LOANS PAYABLE

The Company has loan payable amounting to $1,832,433 as of September 30, 2010 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $455,848 and accounts receivable. The loans payable at September 30, 2010 comprised of the following:

		Interest
Nature	Due on	per Annum	Amount
Secured note payable from a bank	1/31/2011	5.20%	30,342
Secured note payable from a bank	12/8/2010	5.20%	91,579
Secured note payable from a bank	1/21/2011	5.20%	23,250
Secured note payable from a bank	3/2/2011	5.20%	75,053
Secured note payable from a bank	3/9/2011	5.20%	82,700
Secured note payable from a bank	12/28/2010	2.88%	159,450
Secured note payable from a bank	2/27/2011	6.20%	35,460
Secured note payable from a bank	11/12/2010	5.00%	39,000
Secured note payable from a bank	11/12/2010	5.00%	26,892
Secured note payable from a bank	11/11/2010	5.00%	40,100
Secured note payable from a bank	12/17/2010	5.00%	40,300
Secured note payable from a bank	12/23/2010	5.00%	51,840
Secured note payable from a bank	12/27/2010	5.00%	40,500
Secured note payable from a bank	1/14/2011	5.00%	51,290
Secured note payable from a bank	2/18/2011	5.00%	40,500
Secured note payable from a bank	2/25/2011	5.00%	25,920
Secured note payable from a bank	2/25/2011	5.00%	30,600
Secured note payable from a bank	1/5/2011	1.4757%	471,167
Secured note payable from a bank	11/18/2010	2.4257%	312,590
Secured note payable from a bank	3/21/2011	2.4101%	163,000
	Total		$1,832,433
	Current portion		1,832,433
	Long-term portion		$-

NOTE 4 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2010 and December 31, 2009 are as follows:

Foreign Currency
Translation
Adjustment
Balance at December 31, 2008	$61,162
Change for 2009	(76,440)
Balance at December 31, 2009	(15,278)
Change for nine months ended September 30, 2010	60,507
Balance at September 30, 2010	$45,229

NOTE 5 - FAIR VALUE MEASUREMENTS

Generally accepted accounting principles (GAAP) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

As of December 31, 2009, the Company had $50,915, respectively, in Level 1 investments in the form of mutual funds.

NOTE 6 - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

12% Unsecured Convertible Promissory Notes dated May 29, 2009

On May 29, 2009, the Company issued $30,000 convertible promissory notes due May 29, 2011 with interest at 12% per annum due upon maturity. The note is convertible at any time after the first anniversary after the closing date, at the holder’s option, into shares of the Company’s common stock at a price of $0.02 per share. At maturity, any accrued and unpaid interest, is payable to the holder.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $15,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (two years) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($15,000) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $5,625 and $2,568 were recorded for the nine month periods ended September 30, 2010 and 2009, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company’s audited financial statements and 20-F for the year ended December 31, 2009 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited.

General Overview

TransAKT Ltd. was incorporated in the Province of British Columbia on December 10, 1996 as Green Point Resources Inc. On October 18, 2000, we changed our name to Wildcard Wireless Solutions Inc. On June 30, 2001, we filed Articles of Continuance in the Province of Alberta and became an Alberta corporation. On that same day, we conducted an amalgamation with Wildcard Communications Canada Inc., an Alberta corporation, our wholly-owned subsidiary, wherein Wildcard Communications Canada was merged into Wildcard Wireless Solutions Inc. On June 20, 2003, we changed our name to TransAKT Corp. We changed our name from TransAKT Corp. to TransAKT Ltd. on July 12, 2006.

We have operated principally as a research and development company since our inception. Initial seed capital has been directed toward areas of product research and development, patent filings and administration. We initially focused on the research, design, development and manufacturing of mobile payment terminals. However, the sale of these payment terminals reached its end-of life due to changes in cellular phone regulations and limited acceptance in the marketplace. In October 2004, we purchased the existing business and certain assets of IP Mental Inc., a Taiwan-based Voice over Internet Protocol (“VoIP”) hardware and software provider. On November 15, 2006, we acquired Taiwan Halee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the marketplace. Our current business is the design, development and manufacturing of telecommunications equipment, including VoIP compatible telephone systems and multi-line cordless telephone systems.

On November 15, 2006, we acquired HTT, for the sum of USD$5,000,000. The purchase price was paid by the delivery to the shareholders of HTT of: (i) USD$200,000 in cash; (ii) USD$300,000 in a promissory note from us due in cash six (6) months after closing; (iii) 50,000,000 of our common voting shares, with a deemed value of USD$0.09 per share; and (iv) 5,000,000 of our common voting shares issued to Mr. James Wu as performance-based compensation. Other than the acquisitions of IP Mental Inc. and HTT, we have generally only had capital expenditures on computer equipment, tools and dies, patents, and trademarks.

We have mainly financed our operations through the use of debt and the issuance of equity in private placements. In October 2006, we repaid a loan we took against inventory produced to fund our first commercial run of our payment terminals. We settled the loan for USD$90,000 using funds raised from the private placement of our shares. In the short-term and until our sales are sufficient to fund operations, we will continue to finance our operations through debt or equity financing.

Our Current Business

We began operations in 1997 and commercialized our first product line of wireless point-of-sale terminals in April 2003. With the use of cellular phones, these terminals allow merchants to accept payments anywhere, anytime. In October 2004, through the acquisition of the business and certain assets of IP Mental Inc., we entered the VoIP business. We currently offer a range of telecommunications products including VoIP equipment and advanced multi-line cordless phone systems.

We have operated principally as a research and development company since our inception. Initial seed capital has been directed toward areas of product research and development, patent filings and administration. We have now completed development of our initial products and have entered into the sales and distribution phase. Our current business is the design, development and manufacturing of mobile wireless solutions and telecommunications equipment and solutions for enterprise and consumer markets including VoIP solutions in Taiwan and the Far East. In 2010, our business will include the design, manufacturing, and distribution of telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, and the distribution of name brand telecommunications equipment including Panasonic, Sanyo, Siemens, etc. in Taiwan and the Far East.

We currently generate revenues, at least in part, through the distribution of name brand products in Taiwan. Our management believes that this provides us with an insider’s view of some of the latest developments and trends in technology and design. It also may provide us with relationships that can be utilized for globalizing some of our new products. For example, we have formed a partnership with SANYO to develop a Wi-Fi phone and a GSM/Wi-Fi dual mode phone.

We do not rely on a single revenue base or third parties for revenue generation. We also have kept our marketing, allowances or rebates to a minimum. Our management believes that these factors will allow us to effectively compete in the industry and minimize our costs, thereby allowing us to focus on intellectual property development.

The VoIP industry is relatively young and several of the more well-known players have much greater resources than we do. They have used their resources to get their name out to the public and become leaders in the industry. Some of the more well-known companies are Vonage, Packet 8, and Net 2 Phone. Our current share of the global VoIP market is negligible.

Our main focus is on telecommunications equipment, including VoIP hardware and multi-line cordless telephone systems. We also plan to distribute other name-brand telecommunications equipment in Taiwan, China and other regions throughout Asia. These areas are marked by strong competition and rapid change. The following summarizes our current competitors.

Cash Requirements

We generated negative cash flow from operations of $58,440 for the period ended September 30, 2010. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Our operating results for the three months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months ended September 30, 2010 ($)	Three Months ended September 30, 2009 ($)
Operating Revenues	3,227,947	2,166,038
Operating Costs and expenses	3,266,743	2,361,781
Income (loss) from Operations	(38,796)	(195,743)
Other Income (Expenses)	(43,537)	(5,157)
Provision for Income Taxes	-	10
Net Income (loss)	(82,332)	(200,928)

Net Loss per share (basic and diluted)	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended September 30, 2010 increased by $1,061,909 to $3,227,947 compared to $2,166,038 for the same period in 2009. The increase was due to the overall economic recovery in 2010. Cost of sales for the three months ended September 30, 2010 totaled $3,023,128 or approximately 93.65% of net sales compared to $2,102,749 or approximately 97.08% for the three months ended September 30, 2009. The increase was due to decreased purchase costs from major vendors for the three month ended September 30, 2010, compared to the same period in 2009.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 totaled $243,615 or approximately 7.55% of net sales compared to $259,032 or approximately 11.96% for the three months ended September 30, 2009, an decrease of $15,417. The decrease in operating expenses was primarily due to a decrease in professional fees, which is partially offset by an increase in rent expenses.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2010 totaled $(38,796) or approximately (1.20)% of sales compared to $(195,743) or approximately (9.04)% of sales for the three months ended September 30, 2009, a decrease of $ 156,947. The decrease in loss from operations was primarily due to increased gross margin.

Other Income (expenses)

Other expenses increased approximately $(38,362) to $(43,537) for the three months ended September 30, 2010 from $(5,175) for the same period in 2009. The increase in net other expenses was primarily due to the increase in currency exchange loss and interest expense.

Net Income (Loss)

Loss for the three months ended September 30, 2010 totaled $(82,332) compared to $(200,928) for the three months ended September 30, 2009, an decrease of $118,596. The decrease in net loss was primarily due to the reasons described above.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Our operating results for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months ended September 30, 2010 ($)	Nine Months ended September 30, 2009 ($)
Operating Revenues	9,450,045	7,823,341
Operating Costs and expenses	8,162,536	5,800,755
Income (loss) from Operations	(83,639)	(339,195)
Other Income (Expenses)	30,869	(71,385)
Provision for Income Taxes	-	1,292
Net Income (loss)	(52,769)	(411,872)

Net Loss per share (basic and diluted)	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the nine months ended September 30, 2010 increased by $1,626,713,804 to $9,450,054 compared to $7,823,341 for the same period in 2009. The increase was due to the overall economic recovery in 2010. Cost of sales for the nine months ended September 30, 2010 totaled $8,837,942 or approximately 93.52% of net sales compared to $7,470,626 or approximately 95.49% for the nine months ended September 30, 2009. The increase was due to decreased purchase costs from major vendors for the nine month ended September 30, 2010, compared to the same period in 2009.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 totaled $695,751 or approximately 7.36% of net sales compared to $691,910 or approximately 8.84% for the nine months ended September 30, 2009, an increase of $3,841. The increase in operating expenses was primarily due to increases in rent and professional fees, which is partially offset by decreases in payroll and traveling expenses.

Income (Loss) from Operations

Loss from operations for the nine months ended September 30, 2010 totaled $(83,639) or approximately (0.89)% of sales compared to $(143,452) or approximately (4.34)% of sales for the nine months ended September 30, 2009, a decrease of $ 255,556. The decrease in loss from operations was primarily due to increased gross margin, which is partially offset by the increase in operating expenses.

Other Income (expenses)

Other income (expenses) increased approximately $ 102,254 to $30,869 for the nine months ended September 30, 2010 from $(71,385) for the same period in 2009. The increase in other income (expenses) was primarily due to the increase in currency exchange gain, which is partially offset by the increase in interest expense.

Net Income (Loss)

Loss for the nine months ended September 30, 2010 totaled $(52,769) compared to $(411,872) for the nine months ended September 30, 2009, an decrease of $359,103. The decrease in net loss was primarily due to the reasons described above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2010, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2011; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

Liquidity and Capital Resources

Our financial position as at September 30, 2010 and September 30, 2009 and the changes for the periods then ended are as follows:

Working Capital
	As at	As at
	September 30, 2010	December 31, 2009
Current Assets	$5,634,098	$4,904,858
Current Liabilities	$4,426,863	$3,740,572
Working Capital (Deficiency)	$1,207,235	$1,164,286

Our working capital surplus decreased from $1,164,286 at December 31, 2009 to $1,207,235 at September 30, 2010 primarily as a result of increases in inventory, accounts receivable and prepaid expenses, and decreases in bank loans, which is partially offset by decreases in cash and cash equivalents, restricted cash, and investments, and increases in accounts payable and accrued expenses, and loan payable to related party.

Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Net cash provided by (used in) Operating Activities	$(58,440)	$1,197,563
Net cash provided by (used in) Investing Activities	$123,430	$207,804
Net cash provided by (used in) Financing Activities	$(205,034)	$(506,784)
Increase (Decrease) in Cash and Cash Equivalents during the Period	$(95,078)	$926,248
Cash, Beginning of Period	$874,418	$205,658
Cash, End of Period	$779,340	$1,131,906

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss):

The transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The accompanying consolidated financial statements have been translated and presented in United States Dollars ($), while the Company’s functional currency is the Taiwan and Canadian dollar.

The accounts of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were maintained, and its financial statements were expressed, in CAD and TWD. In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD and CAD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenues are recognized when finished products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred and collectibility is reasonably assured.

The Company’s revenues are recorded upon confirmed acceptance after inspection by the customers of the Company.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. This basis of accounting contemplates the recovery of the company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The ability of the company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2010, the company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into

China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2010; (3) The company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. We do not have any further arrangements in place for any future debt or equity financing.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer and our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Risks Related to our Business

Risks Relating to Our Stock

We Have a History of Operating Losses Which May Affect Our Ability to Continue Operations.

We sustained operating losses for of $83,639 for the period ended September 30, 2010 . If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

We Have a Limited Operating History and Are Still Proving the Viability of Our Products and Business Model, and thus, We May Be Unable to Sustain Operations and You May Lose Your Entire Investment.

Since inception, we have been primarily focused on research and development. In April 2003, our products became commercially available and in 2006, we significantly changed our product line. We are still adding to our product line and are in the process of proving the viability of our products and business model. If our business model proves unsuccessful or our products prove unviable, we may not be able to sustain operations and our ability to raise additional funding may be jeopardized.

Our Competition Has Greater Resources Than We Do and Can Respond More Quickly to Changes in Our Industry Which Could Adversely Affect our Ability to Compete.

Communications-based businesses are intensely competitive and involve a high degree of risk. Public acceptance of our products may never reach the magnitude required for us to achieve commercial profitability.

Many of our existing competitors, as well as a number of potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. These factors may allow them to respond more quickly than us to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Internet publishers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the quality and commercial viability of their products or services.

Volatility of Global Economic Conditions May Affect Our Ability to Raise Capital and our Product Costs Which May Affect Our Ability to Continue Operations.

Our revenues, profitability, future growth, and the carrying value of our assets are substantially dependent on prevailing global economic conditions, generally, and on fluctuations in specific factors such as exchange rates, rates of inflation, governmental stability and the occurrence of economically disruptive events, such as war or natural or industrial disaster. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon these factors. The negative impact of these factors on sales orders originating from an affected country would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations. For example, unfavorable changes in exchange rates can increase the cost of our products and reduce revenues, resulting in reduced profitability. In the event that our profitability is reduced and we are unable to maintain our profit margins, our ability to raise or to borrow capital may decrease. In addition, as has been recently experienced, general downturns in the technology sector worldwide have made fundraising difficult. Since the marketing of our products will require us to raise additional capital, such downturns may have an adverse affect on our ability to continue operations and to effectively market our products.

We are Dependent on Key Personnel Who Have Extensive Knowledge of Our Products and Business and thus, the Loss of One or More of These Individuals May Adversely Affect Our Business.

We are heavily dependent upon the expertise of our management and certain other key officers and directors who have extensive knowledge of our products and our operations, and the loss of one or more of these individuals could have a material adverse effect on our business. We do not maintain key-person insurance policies on any of our executive officers. Since we are a technology driven company, our future success also depends on our ability to continue to attract, retain, and motivate highly skilled employees in the telecommunications technology sector, and in the technology sector, generally. Competition for employees in our industry is intense. We may be unable to retain key employees or to attract, assimilate, or retain other highly qualified employees in the future. We currently have employment agreements with our key executive officers, engineers and other key employees. These contracts are for five year terms and include non-competition clauses.

If We Are Unable to Respond To the Rapid Technological Change in Our Industry, Our Products Could Become Obsolete and We May Be Unable to Compete, Resulting In the Termination of Our Operations.

The communications technology industry is characterized by rapid and significant technological change. Many communication applications have a short life cycle. For example, our former payment system technologies product lines became obsolete and reached their end-of-life. Furthermore, due to changes in governmental policy, the cellular phones that our products were designed to work with have become obsolete. Going forward, our main products will be in the areas of telecommunications equipment, including VoIP hardware, HTT’s USB Dongle designed for use with Skype, HTT’s SkyDECT, HTT’s EZDECT advanced multi-line cordless telephone systems, etc. We also plan to distribute other name-brand telecommunications equipment in Taiwan, China and other regions throughout Asia. Our future success will depend in large part on our ability to continue to respond to such changes. If we are unable to respond to such changes and/or new or improved competing technology is developed, our technology may be rendered non-competitive. In the event that we are unable to respond to these changes, our ability to raise capital to carry out our business plan may be severely restricted. In addition, our profitability may decrease as any existing inventory may need to be sold at a discount. In this event, our cash flow and liquidity would also be decreased.

Government Regulation Could Adversely Affect Our Ability to Sell Our Products.

Laws and regulations directly applicable to communications, commerce and advertising are becoming more prevalent. In addition, the growth and development of the communications industry may prompt calls for more stringent consumer protection laws, both in Canada and abroad, that may impose additional burdens on companies. Recently, the United States government mandated wireless number portability for all new cell phones allowing consumers to keep their existing phone numbers when changing carriers. The implementation of wireless number portability rendered several then popular cellular phone models obsolete. In the event that a phone model that our unit attaches to is rendered obsolete by regulations such as wireless number portability, our sales and inventory values would be adversely affected. In addition, to the extent that regulatory bodies impose restrictions on VoIP, our ability to compete with major telecommunication companies would be effected. The result would be decreased profitability, which may adversely affect our share price.

Government regulations could also potentially slow down our expansion plans. We may be required to obtain approval of our products from several regulatory agencies. Regulatory approval processes can be onerous and slow, and could adversely affect our ability to meet our financial projections. Further, compliance with different national standards may require additional capital investments and testing. If we are unable to obtain such financing or to obtain any necessary approvals, our business could be adversely impacted.

We Will Need Additional Funds In Order to Implement Our Intended Projects and There Is No Assurance That Such Funds Will Be Available As, If and When Needed, Which May Adversely Affect Our Operations.

We generated negative cash flow from operations of $58,440 for the period ended September 30, 2010, and a positive cash flow from operations of $1,197,563 for the period ended September 30, 2009. Although our operating activities generated net proceeds in fiscal 2009, we continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

Failure to obtain such additional funds on terms and conditions that we deem acceptable may materially and adversely affect our ability to effectively market and distribute our products, resulting in decreased revenues which may also result in a decreased share price.

The Market Price of Our Common Shares Has Been and Will In All Likelihood Continue To Be Volatile, Which May Adversely Affect the Value of Your Investment.

The market price of our common shares has fluctuated over a wide range and it is likely that the price of our common stock will continue to fluctuate in the future. Announcements regarding acquisitions, the status of corporate collaborations, regulatory approvals or other developments by us or our competitors could have a significant impact on the market price of our common shares.

Our shares currently trade on the Over-the-Counter Bulletin Board (“OTCC.BB”) with limited activity. If this market is not sustained or we are unable to satisfy any future trading criteria that may be imposed by the Financial Industry Regulation Authority (“FINRA”) on our market makers or by the Securities and Exchange Commission (“SEC”) on us, there may not be any liquidity for our shares. What’s more, we have not generated any profit from the sale of our products to date. These factors could have a negative impact on the liquidity of any investment made in our stock.

The Value and Transferability of Our Shares May Be Adversely Impacted By the Penny Stock Rules.

Holders of our common stock in the United States may experience substantial difficulty in selling their securities as a result of the “penny stock rules.” Our common stock is subject to the penny stock rules propagated by the Securities SEC, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to make a market in our stock.

The Large Number of Shares Eligible for Future Sale by Existing Shareholders May Adversely Affect the Market Price for Our Common Shares.

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At September 30, 2010, we had 102,645,120 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

No prediction can be made as to the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on the market prices of our common stock.

We Have Limited Sales of Products to Date and No Assurance Can Be Given That Our Products Will Be Widely Accepted In the Marketplace, Which May Adversely Affect Your Investment.

Our future sales, and therefore, our cash flow, income, and ultimate success, are highly dependent on success in marketing our products and consumer acceptance of those products. If our products are not widely accepted or we are unable to market our products effectively, we may face reduced share prices, decreased profitability, and decreased cash flow.

There Is A Limited Public Market for Our Common Shares At This Time In the United States Which May Affect Your Ability to Sell Our Stock.

Our shares currently trade on the OTCC.BB with limited trading. If this market is not sustained or we are unable to satisfy any future trading criteria that may be imposed on our market makers by the Financial Industry Regulations Authority (“FINRA”) or by the SEC on us, there may not be any liquidity for our shares. We have generated only limited revenue from the sale of our products to date. These factors could have a negative impact on the liquidity of any investment made in our stock.

You Should Not Expect to Receive Dividends.

We have never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our consolidated financial condition, results of operations, capital requirements, and such other factors that our board of directors may deem relevant at that time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	(i) Articles of Amalgamation (Incorporated by reference to our Annual Report on Form 20-F filed on June 29, 2010)
3.2	(ii) Bylaws (Incorporated by reference to our Annual Report on Form 20-F filed on June 29, 2010)
3(a)	See Exhibit 3.1 and 3.2 (Incorporated by reference to the Exhibits filed with our Form 20-F filed on September 16, 20 03).
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (Incorporated by reference to our Annual Report on Form 20-F filed on June 29, 2010)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (Principal Financial Officer and Principal Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (Principal Executive Officer)
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (Principal Financial Officer and Principal Accounting Officer)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAKT LTD.
(Registrant)

Dated: November 15, 2010	/s/ James Wu
James Wu
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2010	/s/ Taifen Day
Taifen Day
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)