Form 10-K
period 2010-12-31
TRANSAKT LTD.
filed 2011-03-31
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-50392

TransAKT Ltd.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 260, 1414 – 8th Street S.W., Calgary, Alberta, Canada, T2R 1J6	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 403-290-1744

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [ ]

No [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 29, 2010 was $897,632.17 based on a $0.0098 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter..

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
102,645,120 as of March 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Chang-On International, Inc., a Utah corporation, and our subsidiaries, unless otherwise indicated.

General Overview

TransAKT Ltd. was incorporated in the Province of British Columbia on December 10, 1996 as Green Point Resources Inc. On October 18, 2000, we changed our name to Wildcard Wireless Solutions Inc. On June 30, 2001, we filed Articles of Continuance in the Province of Alberta and became an Alberta corporation. On that same day, we conducted an amalgamation with Wildcard Communications Canada Inc., an Alberta corporation, our wholly-owned subsidiary, wherein Wildcard Communications Canada was merged into Wildcard Wireless Solutions Inc. On June 20, 2003, we changed our name to TransAKT Corp. We changed our name from TransAKT Corp. to TransAKT Ltd. on July 12, 2006. Effective December 2, 2010, following approval by our shareholders on November 17, 2010, we re-domesticated our Company from the Province of Alberta, Canada and became a Nevada corporation.

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

Our Current Business

Operations and Principal Activities

We began operations in 1997 and commercialized our first product line of wireless point-of-sale (“WPOS”) terminals in April 2003. With the use of cellular phones, these terminals allow merchants to accept payments anywhere, anytime. However, our WPOS terminals were discontinued due to changes in cellular phone regulations and limited acceptance in the marketplace. In October 2004, through the acquisition of the business and certain assets of IP Mental Inc., we entered the VoIP business. We currently offer a range of telecommunications products including VoIP equipment and advanced multi-line cordless phone systems.

We sustained operating losses of $197,404 and $249,643 during the years ended December 31, 2010 and 2009, respectively, and incurred an accumulated deficit of $2,236,296 and $2,038,892 as of December 31, 2010 and December 31, 2009, respectively. In addition, we expect to incur an operating loss in 2011.

We have operated principally as a research and development company since our inception. Initial seed capital has been directed toward areas of product research and development, patent filings and administration. We have now completed development of our initial products and have entered into the sales and distribution phase. Our current business is the design, development, production and distribution of mobile wireless equipment, and other telecommunications solutions for business and individual consumers, including VoIP solutions in Taiwan. In 2010, our business will include the design, and distribution of telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, and the distribution of name brand telecommunications equipment including Panasonic, Sanyo, Siemens, etc. in Taiwan. We currently rely exclusively on third parties for the manufacture of products that we design or distribute.

Principal Products and Markets

Our first product was the TransAKT™. The TransAKT™ is a wireless point-of-sale (“WPOS”) device that clips onto the back of certain Motorola cellular phones providing the user with a mechanism for swiping cards with magnetic stripes (e.g., credit cards, debit cards, etc.) for conducting wireless commercial transactions. Once attached, the phones are used to send transaction information over the cellular network to the processing center for credit approval. This application provides mobile merchants, business professionals and consumers with voice, data and transactional capability all in one handheld device. TransAKT™ was never adapted for use with other types of cellular phones and is no longer distributed or produced.

Our second product line consists of VoIP products and solutions. These products allow communication over the World Wide Web at reduced communication rates. Our products range from Universal Serial Bus (“USB”) plug and play phones to stand alone phone adapters and phones. All of our in house products are currently designed by our subsidiary, HTT, and marketed under the HTT brand. Our product offerings vary from time to time and currently include, among others, USB dongle adapters for use with DECT phones via Skype, our SkyDECT cordless phone system that integrates use of VoIP, a traditional telephone based on a landline, and our EZDECT specialized multiline cordless phone systems.

The products of HTT, our subsidiary, are currently distributed in Taiwan and we plan to continue to expand distribution of these products, first toChina, beginning in 2011, and later to other regions of Asia and North America. We have had limited revenues in the last four (4) fiscal years as we only began marketing our VoIP products in October 2004. The expansion of our distribution network will depend on our ability to raise required financing through private placements.

Manufacturing

It is not our intention to engage in the capital and management intensive endeavor of manufacturing our own products. We instead outsource our manufacturing and have spent considerable time identifying a stable of suitable engineering and manufacturing firms with proven track records. Our products are currently manufactured exclusively in Taiwan and China where intense competition among manufacturers provides a readily available supply of cost-effective, quality manufacturing options. In order to take advantage of the ample supply of manufacturing choices available to us in Taiwan and China, we have not entered into any formal or long-term agreements with any manufacturer for the fabrication of our products. Instead, by selecting manufacturers on an as needed basis, we are better able to take advantage of competitive pricing, ensure quality control, and maintain appropriate inventory supply levels. We do not rely on any particular manufacturer for any of our products. Currently, we primarily commission for manufacture our own HTT brand products, although from time to time we commission the production of 3rd party labeled products under license from those parties.

Distribution of Third Party Products

In addition to the distribution of products under our HTT brand, we are engaged in the distribution of name brand telecommunications equipment in Taiwan, including Panasonic, Lenovo, Sanyo, and Siemens products, among others. The products that we purchase for resale are warehoused at our offices. Our own employees are responsible for the inventory, sale and expedition of products. We maintain a cargo van used for smaller deliveries while larger orders are delivered by local freight companies.

Generally, our distribution arrangements are on an ad-hoc basis; we purchase products from suppliers as needed and distribute them to a wide range of retailers in Taiwan. However, we have recently entered into binding distribution agreements with Panasonic and Sanyo for the resale of their telecommunications products in Taiwan.

On April 1, 2010 we entered into an agreement with Panasonic whereby we will endeavor to sell up to $320,000,000 New Taiwanese Dollars (TWD) (approximately USD$10,939,463.65) of Panasonic products. If we are successful in meeting the TWD $320,000,000 sales target, we will be entitled to a rebate of 0.4% of the value of goods sold. If we successfully sell in excess of TWD$380,000,000 (USD$12,990,569.52), we will receive a rebate of 0.5% of the value of goods sold. The sales target must be achieved by March 31, 2011.

On December 14, 2010, we entered into an agreement with Sanyo Electronics ( Taiwan ) CO.,LTD granting us the right to manufacture and distribute, under the Sanyo trademark, up to 3,000 Sanyo Caller-ID cordless telephones. The royalty payable to Sanyo is $783 New Taiwanese Dollars or approximately $26.81 U.S. Dollars per unit produced. The term of the agreement continues until January, 4, 2013.

The following table provides a breakdown of our sales results during the last fiscal year by product brand-name:

Product Brand	Percentage of Sales
HTT	30%
Panasonic	32%
Siemens	28%
Lenovo	8%
Other	2%

Seasonality

Our products can be used all year round and are not affected by seasonal trends.

Sources and Availability of Raw Materials

All raw materials for our products are sourced from China, Taiwan and the United Kingdom. The computer components used in our products can be subject to high price volatility and to the risk of obsolescence. In order to control component costs and the risk of their obsolescence, we contract with a manufacturer at a set price for the building of our products over a number of terminals. The manufacturer becomes responsible for making sure that enough components are in stock and, if components become unavailable, to quickly implement minor product changes to allow for components to be replaced. This process is conducted for all manufacturing of our products.

Marketing Channels

We are no longer marketing our WPOS products. For VoIP, we plan to align ourselves with Internet Service Providers (“ISPs”), computer retailers, telephone companies, and computer manufacturers to capitalize on the existing distribution infrastructure. These large established partners normally will fund and support extensive domestic and international marketing programs for our products. We plan to develop new businesses and joint ventures and to enter into distribution agreements to diversify our products, clients and geographic revenue base. We have recruited a senior sales executive from a major consumer electronics corporation to help us develop the Asian market for our products.

The marketing of the VoIP products is targeted at consumers and small businesses that are calling internationally on a regular basis. With our products, consumers can have the benefit of either calling free or at reduced rates through outside VoIP networks.

Competition

Innovation in this market is primarily focused on combining different technologies in new ways. Our management believes that our SKYDECT, a single device capable of connecting to different technologies, is an example of such innovation. Our research and development team is focused on creating similarly innovative products.

We currently generate revenues, at least in part, through the distribution of third party name brand products in Taiwan. Our management believes that this provides us with an insider’s view of some of the latest developments and trends in technology and design. It also may provide us with relationships that can be utilized for globalizing some of our new products. For example, we are working in cooperation with SANYO on an informal basis to develop a Wi-Fi phone and a GSM/Wi-Fi dual mode phone for production under the Sanyo label. The decision of whether to proceed with the production of Wi-Fi phones in partnership with Sanyo will depend on our mutual agreement with Sanyo that a market exists for this product. We intend to conduct market analysis to make this determination. We do not rely on a single revenue base or third parties for revenue generation. We also have kept our marketing, allowances or rebates to a minimum. Our management believes that these factors will allow us to effectively compete in the industry and minimize our costs, thereby allowing us to focus on intellectual property development.

The VoIP industry is relatively young and several of the more well-known players have much greater resources than we do. They have used their resources to get their name out to the public and become leaders in the industry. Some of the more well-known companies are Vonage, Packet 8, and Net 2 Phone. Our current share of the global VoIP market is negligible.

Our main focus is on telecommunications equipment, including VoIP hardware and multi-line cordless telephone systems. We also plan to distribute other name-brand telecommunications equipment in Taiwan, China and other regions throughout Asia. These areas are marked by strong competition and rapid change. The following companies comprise our largest current competitors:

Vtech

Vtech was founded in Hong Kong in October 1976 by two (2) engineers. Vtech began its operations with 2,000 sq. ft. of office space and a staff of forty (40) employees. Sales in Vtech ’s first year were under US$1 million. Today, Vtech has worldwide operations and approximately 20,000 employees. In fiscal year 2010, Vetch recorded sales of over US$1.5 billion in fiscal 2010.

In 1984, Vtech introduced its first self-designed satellite receiver. By 1991, Vtech had designed a new generation of high frequency cordless telephones employing microwave technology - the 900MHz cordless phone.

Subsequently, Vtech introduced several new generations of 900MHz cordless phones and has –established itself as a leading provider of high-frequency cordless phones in the US.

In 1988, to assist in business expansion, Vtech moved its production facilities to Dungun, Guangdong province in southern China. Currently, Vtech has two (2) manufacturing sites in China, located at Housie town and Liao Science Park, within hours of its headquarters in Hong Kong.

Vtech acquired the consumer phone business of Lucent Technologies, as well as a license to sell AT&T branded products on wire line telephones and accessories in the US and Canada in April 2000. These transactions allowed Vtech to expand its product range to be sold under both the "Vtech " and the "AT&T" brand names.

In August of 2002, Vtech launched the industry's first 5.8GHz cordless phone in the US. Furthermore, Vtech amended the AT&T brand license agreement in which the revised terms granted Vetch exclusive rights to sell AT&T-branded wire line telephone products and accessories in Greater China, and non-exclusive rights in Europe, Mexico, Central and South America.

Uniden

Uniden’s principal activities are to develop, manufacture and sell telecommunication equipments and related products. Its operations are carried out through the following divisions: telephone-related equipment; wireless communication and applied equipment; digital home appliances and others. The telephone-related equipments division deals in cordless phones and mobile phones. The wireless communication and applied equipment division deals in handheld walkie-talkies radios, radar detectors and scanners. The other activities include marine electronics, CB radios and business phones manufacturing. Uniden develops its products in Japan and China and has manufacturing facilities in Asia. Its North American subsidiary manufactures and markets wireless consumer products for sale in North, Central, and South America. Uniden had sales of over $547 million in fiscal 2010.

Advance Wireless Technology Corp.

Advance Wireless Technology Corp. (“Advance Wireless”) was established in 2000 as a design house engaged in the development of wireless communication and networking products. Its founders were predominantly from a Taiwan-based communication company, Vida SMS (Sun Moon Star) Group, which develops and markets pagers and cellular phones.

Over the years, Advance Wireless has expanded its core wireless technologies to include Bluetooth products, GSM phone modules, wireless PBXs, home gateways and VoIP products such as phones and gateways. Advance Wireless plans to focus on DECT-based products and IP PBXs in the next two (2) years.

DECT cordless phones supporting voice and data transmission have been Advance Wireless’ main product line. To generate sales, Advance Wireless sells its finished products and licenses its wireless technologies.

In 2005, net revenues reached USD$9,167,708 and USD$8,385,075 was attained in 2006.

BBK Communication Equipment Ltd.

Founded in 1995 as one of three (3) subsidiaries (communication equipment, A/V electronics, and educational electronics), BBK Communication Equipment Ltd. (“BBK”) specializes in the research, development, production and distribution of DECT phones, 2.4G digital cordless telephones, GSM WLL/FWP phones, basic telephones, caller ID phones, and 46-49MHz cordless telephones. BBK has business partners in Russia and Vietnam, and is expanding worldwide. BBK currently sells only to the Chinese market and has annual sales of over $100 million.

Intellectual Property

We hold common law trademark rights and copyright in our corporate name, TransAKT, our product name, SKYDECT, and related logos and trademarks. However, we have not filed for the registration of our current intellectual property rights in any jurisdiction. Similarly, we have not filed for any patent protection of our products or technologies, and rely exclusively on confidentiality agreement with our employees, customers and licensors to protect any proprietary rights we may have in relation to our products.

Our patent application for our VoIP technology filed in United States was cancelled and we are no longer pursuing any patents for this technology. In addition, all our intellectual properties relating to the WPOS technologies have become obsolete and were written off on December 20, 2006.

Our patent application for our VoIP technology filed in United States was cancelled and we are no longer pursuing any patents for this technology. In addition, all our intellectual properties relating to the WPOS technologies have become obsolete and were written off on December 20, 2006.

Research and Development

In 2007, we spent USD$400,000 for the development of our multiline cordless phone systems. No significant research and development expenses were incurred in 2008 or 2009. Any future research and development undertakings will be subject to the availability of sufficient capital.

Employees

We have thirty (30) employees in Taiwan in various capacities and also use independent consultants for all corporate activities. We currently have three (3) independent consultants in addition to our executive Board members that carry out day-to-day operations. One consultant takes care of our sales efforts, the other takes care of overseeing day-to-day operations and the third takes care of investor relations activities.

Subsidiaries

We have one (1) wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company. TransAKT Holdings Limited owns all of the issued and outstanding shares of TransAKT Taiwan Corp, our Taiwan based operating company. Other than holding the shares of TransAKT Taiwan Corp., TransAKT Holdings Limited is non-active. TransAKT Taiwan Corp. owns all of the issued and outstanding shares of Taiwan Halee International Co. Ltd. (“HTT”) (a Taiwan corporation).

Legislation and Government Regulation

All radio communication devices sold in Taiwan are regulated by the National Communications Commission (NCC). Each of our wireless devices operating on 1.8GHz and 2.4GHz frequencies have been tested and certified for compliance with all applicable NCC regulations by ETC (Electronics Testing Center, Taiwan). The VoIP industry is in its infancy and is not currently heavily regulated, and thus, in the future, governments may put in place regulations that affect our ability to compete in foreign markets with local communications providers. In addition, regulations may also come into effect in our domestic market that limits our ability to compete with incumbent telephone companies. If we are successful in expanding the distribution of our products into other jurisdictions, we will be required to comply with equivalent regulation in those jurisdictions. However, because international operating standards for wireless devices are increasingly harmonized, we do not anticipate having to incur significant expense in order to render our products compliant with foreign regulation.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at Suite 260, 1414 – 8th Street S.W., Calgary, Alberta, Canada, T2R 1J6..

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Previously, our stock traded on the TSX Venture Exchange (“TSX-V”) which trading began on October 18, 2000. We voluntarily de-listed from the TSX-V on September 17, 2004. Our common stock began quotation on the OTCC.Bulletin Board on May 20, 2004under the trading symbol “TAKD.OB”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$00.0355	$0.0177
September 30, 2010	$0.00589	$0.007
June 30, 2010	$0.0098	$0.0051
March 31, 2010	$0.01	$0.005

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2009	$0.03	$0.007
September 30, 2009	$0.04	$0.015
June 30, 2009	$0.0496	$0.025
March 31, 2009	$0.024	$0.0098
December 31, 2008	$0.06	$0.02

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 (Telephone: (727) 289-0010; Facsimile: (727) 2890069) is the registrar and transfer agent for our common shares.

On March 28, 2011, the shareholders' list showed 50 registered shareholders and 102,645,120 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not approved or adopted any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Cash Requirements

We generated cash flow from operations of $273,348 for the year ended December 31, 2010. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively. Our anticipated expenses are described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Research and development costs for further products and manufacturing processes	12 months	500,000
Sales and General and Administrative Expense	12 months	1,500,000
Professional fees	12 months	250,000
Other Operating Expenses/Contingency	12 months	750,000
Total		3,000,000

Operating Results

In 2007, we expanded our product portfolio with the launch of our EZ DECT multiline cordless telephone systems. These revolutionary products allow small offices to create extensions to their telecommunications similar to a PABX system, but without the need for wires. Full functionality including 3-way conference calls and multiple lines of up to 16 cordless phones provide smaller offices with mobile, reliable communications.

In September 2007, we entered into a distribution agreement with Senao Telecom, a subsidiary of Chung-Hua Telecom. Senao Telecom is a well known publicly traded telecommunications company in Taiwan with projected total revenues of over USD $500 million in 2007. Senao Telecom has more than two hundred (200) retail outlets in Taiwan, and will be distributing HTT branded products throughout its well established channels. We anticipate generating $200,000 in annual revenues as a result of this agreement.

In the fourth quarter of 2007, we began planning the expansion of our operations into China and in the second quarter of 2008 we received regulatory approval to carry on business in China. However, the expansion of our product distribution into China will be subject to our ability to raise additional financing through the private placement of our common stock. Subject to our ability to obtain additional financing, our management expects to see continued revenue growth and profit recognition in fiscal 2011 through the expansion of our operations into China.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales.

Sales for the year ended December 31, 2010 increased by $2,041,115 to $12,664,851 compared to $10,623,736 for the same period in 2009. The increased sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was primarily due to the general economic recovery in 2010 from the economic downturn experienced in prior years. We expect our sales to improve in 2011.

Cost of Sales; Gross Profit

Cost of sales for the year ended December 31, 2010 totaled $11,890,316 or approximately 94% of net sales compared to $9,780,380 or approximately 92% of net sales for the year ended December 31, 2009, representing an increase of $2,109,936 or approximately 22%. The increase was due to increased purchase costs from major vendors for the year ended December 31, 2010. Gross profit as a percentage of net sales was 6% in 2009, compared to 8% in 2009. The lower gross profit in 2010 was primarily due to the substantial increase in costs.

Operating Expenses

Operating expenses for the year ended December 31, 2010 totaled $1,041,644 or approximately 8.2% of net sales compared to $1,029,425 or approximately 9.6% of net sales for the year ended December 31, 2009 representing an increase of $12,219 or approximately 1.2% . The change in total operating expenses is not significant, and there was no significant change in each operating expense.

Loss from Operations

Loss from operations for the year ended December 31, 2010 totaled $267,108 or approximately 2.1% of net sales compared to $186,069 or approximately 1.7% of sales for the year ended December 31, 2009, representing an increase in loss of $81,039. The increase in loss from operations was primarily due to increased cost of sales recognized in 2010.

Interest Expense

Interest expense for the year ended December 31, 2010 totaled $89,836 compared to $96,474 for the year ended December 31, 2009, representing a decrease of $6,638 or approximately 6.7% . The decrease was due to higher accounts receivable turnover rate, decreased capital requirements resulting in decreased borrowings.

Net Loss

Loss for the year ended December 31, 2010 totaled $197,404 compared to a loss of $249,643 for the year ended December 31, 2009, representing a decreased in losses of $52,239 or approximately 21%. The decrease in net loss was primarily due to decreased operating expenses and currency exchange gains recognized in 2010 which is partially offset by the increase in gross profit.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent increased from $874,418 at December 31, 2009, to $1,131,339 at December 31, 2010.

Net cash flow provided by operating activities was $273,348 in 2010, and $1,007,964 in 2009, a decrease of $734,616. Net cash flow used in operating activities in fiscal 2010 was mainly due to our net loss of $(197,404), a decrease in accounts receivable of $617,888, a decrease in inventory of $193,408, a decrease in prepaid expenses and other assets of $73,688, a decrease in accounts payable and accrued expenses of $459,791, and an increase in other payable of $28,850. Net cash flow provided by operating activities in fiscal 2009 was mainly due to our net loss of $(249,643), a decrease in accounts receivable of $185,363, a decrease in inventory of $1,568,377, an increase in prepaid expenses and other assets of $69,540, and a decrease in accounts payable and accrued expenses of $429,750.

Net cash flow used in investing activities was $7,989 for 2010 as compared to net cash flow provided by investing activities of $173,333 for 2009. Net cash flow used in investing activities in 2010 was mainly due to an increase in restricted cash of $64,486 and proceeds from sales of investments of $56,497. Net cash flow used in investing activities in 2009 was mainly due to a decrease in restricted cash of $63,151 and proceeds from sales of investments of $110,182.

Net cash flow used in financing activities was $130,892 for 2010, and $495,805 for 2009. We received proceeds from related parties at the amount of $200,601in the year 2009. Net cash flow used in financing activities in 2010 was mainly due to proceeds from bank loans of $1,702,710 and repayments of bank loans of $2,020,402, and an increase in due from related party of $186,800. Net cash flow used in financing activities in 2009 was mainly due to proceeds from bank loans of $2,132,162 and repayments of bank loans of $2,820,683, an increase in due from related party of $165,011, and proceeds from issuance of convertible notes of $27,705.

Our working capital was $1,165,029 as of December 31, 2010 compared to $1,144,827 as of December 31, 2009.

In management’s opinion, our working capital is currently sufficient for our present requirements. Nevertheless, we will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Historically, operations and short-term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short -term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Capital Expenditure

Total capital expenditures during the year ended December 31, 2010 was $0.

Currency Exchange Fluctuations

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Taiwan dollar (TWD) and Canadian Dollar (CAD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

Research and Development, Patents and Licenses, etc.

No significant research and development expenses were incurred in 2009 or 2010.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Operating Leases

The following table provides information, as of the latest fiscal year, with respect to our known contractual obligations, including amounts aggregated by contractual obligation.

Year	Amount (for leases)
2011	$39,562
2012	9,875
Total	$49,437

We lease various office facilities under operating leases that terminate on various dates in 2011 and 2012. Rental expense for these leases consisted of approximately $37,207 and $39,596 for the years ended December 31, 2010 and 2009, respectively.

Bank Loan Payable

The Company has loan payable amounting to $2,007,994 as of December 31, 2010 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $632,094 and accounts receivable. The loans payable at December 31, 2010 comprised of the following:

		Interest per
		Annum
Nature	Due on		Amount
Secured note payable from a bank	3/9/2011	5.20%	245,524
Secured note payable from a bank	12/27/2011	3.00%	158,500
Secured note payable from a bank	4/11/2011	6.20%	164,506
Secured note payable from a bank	5/13/2011	4.00%	391,398
Secured note payable from a bank	5/2/2011	1.60%	639,446
Secured note payable from a bank	6/26/2011	2.38%	192,210
Secured note payable from a bank	4/26/2011	2.52%	216,410
	Total		$2,007,994
	Current portion		$2,007,994
	Long-term portion		$-

In light of the recurring net loss over the past three years and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalent, working capital, and cash generated from operations, will be sufficient to meet our payment obligations, forecasted operating expense, and capital expenditures through the next twelve months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss):

During the years ended December 31, 2010 and 2009, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Taiwan dollar (TWD) and Canadian Dollar (CAD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

Revenue Recognition

Revenues are recognized when finished products are shipped to customers and both title and the risks and rewards of ownership are transferred and collectibility is reasonably assured. The Company’s revenues are recorded upon confirmed acceptance after inspection by the customers of the Company.

Going Concern

The Company has incurred a net loss of $197,404 and $249,643during the years ended December 31, 2010 and 2009, respectively, and has an accumulated deficit of $2,236,296 as of December 31, 2010.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2010, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Recent accounting pronouncements

In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard did not have a significant impact on our financial statements or disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

TRANSAKT LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(2,236,296) at December 31, 2010 including net losses of $(197,404) and $(249,643) during the years ended December 31, 2010 and 2009, respectively. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 23, 2011

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,131,339	$874,418
Restricted cash	632,094	498,540
Accounts receivable, net	1,646,476	2,049,995
Inventory	1,341,133	1,373,516
Other receivable, net	9,546	6,278
Prepaid expenses	28,868	51,196
Investments	-	50,915
Total Current Assets	4,789,456	4,904,858

Property & Equipment, net	2,693	3,130

Deposits	27,750	72,891

Total Assets	$4,819,899	$4,980,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$837,738	$1,161,586
Bank loans	2,007,994	2,083,361
Loan payable to related party	739,137	495,625
Unsecured convertible notes payable, net of unamortized discounts of $3,041 and $10,541	26,959	19,459
Deferred tax liability	12,599	-
Total Current Liabilities	3,624,427	3,760,031

Stockholders' Equity
Common stock, 300,000,000 shares authorized for issuance, $0.001par value, 102,645,120 shares issued and outstanding	3,260,018	3,260,018
Preferred stock, 200,000,000 shares authorized for issuance, $0.001par value, 0 shares issued and outstanding	-	-
Additional paid-in capital	15,000	15,000
Other comprehensive income (loss)	156,750	(15,278)
Accumulated deficit	(2,236,296)	(2,038,892)
Total Stockholders' Equity	1,195,472	1,220,848

Total Liabilities and Stockholders' Equity	$4,819,899	$4,980,879

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues:
Sales of goods, net	$12,664,851	$10,623,736
Total revenues	12,664,851	10,623,736
Operating costs and expenses:
Cost of sales	11,890,316	9,780,380
Selling, general and administrative expenses	1,041,644	1,029,425

Loss from operations	(267,108)	(186,069)

Other income (expense)
Interest income	2,225	1,414
Investment income	3,247	7,119
Currency exchange gain (loss)	168,714	25,699
Interest expense	(89,836)	(96,474)
Total other income (expenses)	84,350	(62,242)

Loss before income taxes	(182,758)	(248,311)

Provision for income taxes	14,646	1,332

Net loss	$(197,404)	$(249,643)

Loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	102,645,120	102,645,120

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance at December 31, 2008	102,645,120	$3,260,018	$-	$61,162	$(1,789,249)	$1,531,931
Foreign currency translation adjustment	-	-	-	(76,440)	-	(76,440)
Beneficial conversion feature relating to convertible debentures	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(249,643)	(249,643)
Balance at December 31, 2009	102,645,120	$3,260,018	$15,000	$(15,278)	$(2,038,892)	$1,220,848
Foreign currency translation adjustment	-	-	-	172,028	-	172,028
Net loss	-	-	-	-	(197,404)	(197,404)
Balance at December 31, 2010	102,645,120	$3,260,018	$15,000	$156,750	$(2,236,296)	$1,195,472

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities
Net loss	$(197,404)	$(249,643)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of short-term Investment	(3,247)	(7,119)
Deferred tax	11,678	-
Depreciation expense	778	6,159
Amortization of debt discount attributable to convertible debentures	7,500	4,118
Changes in assets and liabilities:
Decrease in accounts receivable	617,888	185,362
Decrease in inventory	193,408	1,568,377
(Increase) Decrease in other receivables	(2,283)	6,659
(Increase) Decrease in prepaid expense	26,776	(33,947)
(Increase) Decrease in deposits	49,195	(42,252)
Decrease in accounts payable and accrued expenses	(459,791)	(429,750)
Increase in other payable	28,850	-
Net cash provided by operating activities	273,348	1,007,964
Cash flows from investing activities
Decrease in restricted cash	(64,486)	63,151
Proceeds from sale of investments	56,497	110,182
Net cash provided by (used in) investing activities	(7,989)	173,333
Cash flows from financing activities
Proceeds from bank loans	1,702,710	2,132,162
Repayment of bank loans	(2,020,402)	(2,820,683)
Due from related party	186,800	165,011
Net proceeds from issuance of convertible debentures	-	27,705
Net cash used in financing activities	(130,892)	(495,805)
Effect of exchange rate changes on cash and cash equivalents	122,454	(16,732)
Net increase in cash and cash equivalents	256,921	668,760
Cash and cash equivalents
Beginning	874,418	205,658
Ending	$1,131,339	$874,418

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$214	$197
Interest expense	$87,598	$109,663

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – ORGANIZATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenues are recognized when finished products are shipped to customers and both title and the risks and rewards of ownership are transferred and collectibility is reasonably assured.The Company’s revenues are recorded upon confirmed acceptance after inspection by the customers of the Company.

Exchange Gain (Loss):

During the years ended December 31, 2010 and 2009, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Taiwan dollar (TWD) and Canadian Dollar (CAD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Statement of Cash Flows

Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

The Company had restricted cash and investments of $632,094 and $498,540 for years ended December 31, 2010 and 2009, respectively. The restricted cash primarily collateralizes the Company’s bank loans and issuances of standby and commercial letters of credit. The restrictions expire when related obligations are fulfilled.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $188,098 and $190,402 as at December 31, 2010 and December 31, 2009, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2010 and 2009, inventory consisted only of finished goods.

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Furniture and Fixtures	3 -5 years
Equipment	3- 5 years
Computer Hardware and Software	3- 5 years
Automobile	3-5 years

As of December 31, 2010, Property, Plant & Equipment consist of the following:

Computer and office equipment	$59,769
Accumulated depreciation	(57,076)

$2,693

Depreciation expenses were $778 and $6,159 for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables —Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard did not have a significant impact on our financial statements or disclosures.

Going Concern

The Company has incurred a net loss of $197,404 and $249,643 during the years ended December 31, 2010 and 2009, respectively, and has an accumulated deficit of $2,236,296 as of December 31, 2010.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2010, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Accounts payable	$675,600	$911,780
Accrued expenses	45,948	155,110
Sales tax payable	37,700	35,391
Accrued payroll	78,490	59,305
Total	$837,738	$1,161,586

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2010 and 2009, there were $678,737 and $435,225 advances outstanding, respectively.

The Company also had loans payable to five shareholders amounted to $60,400 as of December 31, 2010 and 2009. The unsecured loans bear interest at the rate of 12% per annum, and due on 2010.

NOTE 5 - LOANS PAYABLE

The Company has loan payable amounting to $2,007,994 as of December 31, 2010 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $632,094 and accounts receivable. The loans payable at December 31, 2010 comprised of the following:

		Interest
Nature	Due on	per Annum	Amount
Secured note payable from a bank	3/9/2011	5.20%	245,524
Secured note payable from a bank	12/27/2011	3.00%	158,500
Secured note payable from a bank	4/11/2011	6.20%	164,506
Secured note payable from a bank	5/13/2011	4.00%	391,398
Secured note payable from a bank	5/2/2011	1.60%	639,446
Secured note payable from a bank	6/26/2011	2.38%	192,210
Secured note payable from a bank	4/26/2011	2.52%	216,410
	Total		$2,007,994
	Current portion		$2,007,994
	Long-term portion		$-

NOTE 6 – INCOME TAXES

The Company has operations in primarily two tax jurisdictions - Taiwan and Canada. For certain operations in Taiwan and Canada, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2010 and 2009. Accordingly, the Company has no net deferred tax assets.

Canada:
The statutory tax rate under Canada tax law is 34%. The Company has significant income tax net operating losses (“NOL”) carried forward from prior years. Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at December 31, 2010 and 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2010 and 2009.

Taiwan:
The statutory tax rate under Taiwan tax law is 17%. The Company has several deferred tax asset items. Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at December 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2009.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Income tax expense – current	$2,047	$1,332
Income tax expense – deferred	12,599	-
Total income tax expense	$14,646	$1,332

Deferred taxes:
The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2010 and 2009 are as follows:

Canada:	2010	2009
Deferred tax asset – non-current:
Net operating loss carry forward	$2,267,336	$2,301,024
Valuation allowance	(2,267,336)	(2,301,024)
Net deferred tax asset	$-	$-

Taiwan: 2		2010		2009
Deferred tax liability- current:
Foreign currency exchange loss (gain)	$	(12,599)	$	(7,555)
Deferred tax asset - non-current:
Net operating loss carry forward		-		16,514
Valuation allowance		-		(8, 959)
Net deferred tax asset (liability)	$	(12,599)		$-

NOTE 7 - COMMITTMENTS

Operating Leases

The Company leases various office facilities under operating leases that expire on various dates of years 2011 and 2012. Rental expense for these leases consisted of approximately $37,207 and $39,596 for the years ended December 31, 2010 and 2009, respectively. The Company has future minimum lease obligations of $39,562 and $9,875 for the twelve-month periods ended December 31, 2011 and 2012, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS

Generally accepted accounting principles (GAAP) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

As of December 31, 2009, the Company had $50,915 in Level 1 investments in the form of mutual funds.

NOTE 9 - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($15,000) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $7,500 and $4,459 was recorded for the year ended December 31, 2010 and 2009, respectively.

******

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an audit committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. Currently, the Board of Directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not implement appropriate information technology controls – As of December 31, 2010, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010.

Continuing Remediation Efforts to Address Deficiencies in our Internal Control Over Financial Reporting

Once we are engaged in a business of merit and have sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.	We will implement formal procedures to ensure that appropriate backup of off-site storage of our data is implemented.

Changes in Internal Control

During the fiscal year ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
James Wu	57	Chairman, Chief Executive Officer, President and Director
Taifen Day	51	Chief Financial Officer
Cheng Chun-Chih	64	Director (Chairman of Taiwan Halee International Co. Ltd.)
Dr. Shiau Tzong- Huei	55	Director (Chief Technical Officer of Taiwan Halee International Co. Ltd. and Chairman of TransAKT Taiwan Corp.)
Tseng Ming-Huang	41	Director
J.T. Wang	44	Vice President of Asia Operations

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

James Wu - Chairman, Chief Executive Officer, President and Director
Mr. James Wu served as President of IP Mental Inc. from 1997 to 2006. During his tenure at IP Mental Inc., Mr. Wu oversaw the development of a line of VoIP hardware and was part of the development team of the proprietary U&Me VoIP network. Mr. Wu has over twenty (20) years of experience in the information technology and telecommunication business. He has also served as the founder of Cellstar South Africa and Anstek Electronics South Africa, where he successfully grew these businesses. He was also an agent for Asus, COMPEL and Motorola Computer and Cellular Handsets in South Africa.

Taifen Day– Chief Financial Officer
Ms. Day holds a BA from Tunghai University of Taiwan and an MBA from the University of St. Thomas of Texas. She became a Certified Public Accountant in the State of Texas in 1987. After working in Texas for one (1) year, Ms. Day returned to Taiwan where she worked for two (2) years as an in-house Accounting Manager, and then eight (8) years as an auditor (five (5) as a partner) with a public accounting firm. She became a Certified Public Accountant in Taiwan in 1992. Ms. Day then moved to Alberta, receiving her Chartered Accountant designation in 2001, where she currently works performing public company accounting.

Cheng Chun-Chih- Director (Chairman of Taiwan Halee International Co. Ltd.)
Mr. Cheng is the Chairman of Taiwan Halee International Co. Ltd., which was acquired by us for US$5MM on November 15, 2006, and has served in this position since 1997. Prior to joining HTT Mr. Cheng was a consultant to the Economy Department of Taiwan on small and medium industry.

Dr. Shiau Tzong-Huei- Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.)
Dr. Shiau holds a Ph.D in Computer Sciences from the University of Wisconsin-Madison, an MSc in Mathematics from the John Hopkins University and a BSc in Mathematics from the National Taiwan University. Dr. Shiau has been a director of Taiwan Halee since 2003, is a specialist in digital cordless switching and has directed the engineering team at the Hsinchu Science Park (“HSP”) for more than fifteen (15) years. Established in December 1980, HSP leads the high-tech industry as the most respected science park created by the Taiwanese government. Dr. Shiau is the founder and current Chief Technical Officer of Computer & Communications Associates, INC. (now UWIN Technologies), a research and development oriented company.

Tseng Ming-Huang- Director
Mr. Tseng was a founder and currently serves as CEO of CeraMicro Technology Corp. which was started in 2003. From 2001 to 2003, he served as the general manager of international strategy investment for the Wise Group Inc.

J.T. Wang– Vice President of Asia Operations
Mr. Wang joined us on April 1, 2007. During the past seventeen (17) years, Mr. Wang served as a senior regional manager of Panasonic Taiwan Operations. Mr. Wang has profound knowledge of the telecommunications industry not only in the associated technologies, but also with sales distribution channels.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics as part of a broader “code of conduct”, which addresses ethical issues as well as broader corporate governance issues. Our code of conduct has been approved by our Board of Directors and is applicable to all our directors, officers, employees and consultants, including but not limited to our principle executive officer, our principal financial officer and principal accounting officer, and any persons performing similar functions. No amendments have been made or waivers granted in respect of any provision of our Code of Ethics during the most recently completed fiscal year.

A copy of the code of ethics portion of our code of conduct is attached to this annual report as Exhibit “A”.

In addition, we practice corporate governance in accordance with rules and regulations in Canada.

Corporate governance relates to the activities of our our directors who are elected by and accountable to the shareholders and takes into account the role of management who are appointed by the Board and who are charged with our on-going management. Our Board of Directors encourages sound corporate governance practices designed to promote our well being and on-going development, having always as its ultimate objective the best long-term interests of us and the enhancement of value for all shareholders. The Board also believes that sound corporate governance benefits our employees and the communities in which we operate. The Board is of the view that our corporate governance policies and practices, outlined in our Code of Ethics, are appropriate and substantially consistent with the guidelines for improved corporate governance in Canada as adopted by the Toronto Stock Exchange.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We have no formal audit committee, and thus, we have no audit committee financial expert. Our Board is responsible for reviewing our financial reporting procedures, internal controls, and the performance of our auditors. Our Board is also responsible for reviewing all disclosure with respect to financial matters prior to filing or release. Ms. Taifen Day is our Chief Financial Officer and a Chartered Accountant in the Province of Alberta, Canada. Ms. Day reports to our Board in her capacity as Chief Financial Officer.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

We have no formal compensation committee. Our Board determines the terms of the compensation packages provided to our senior executive officers, including salary, bonus and awards under our stock option plan and any other compensation plans that we may adopt in the future.

Corporate Governance Committee

We have no formal corporate governance committee. Our Board meets with and discusses current disclosure issuances with our management personnel and with our legal counsel, in order to not only report any matters which should be the subject of either public disclosure or remedial action, but also to assist in establishing reporting and disclosure procedures to ensure that we are in compliance with our disclosure and compliance obligations under applicable laws, rules and obligations.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Wu(1) President, Chief Executive Officer, and Director	2010 2009	90,000 90,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
J.T. Wang VicePresident of Asia Operations	2010 2009	40,000 40,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Wu was appointed the President, Chief Executive Officer, and a director of our company on October 25, 2004.

(2)	Mr. Wang was appointed as Vice President of Asia Operations on April 1, 2007.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2010 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2010.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
James Wu President, Chief Executive Officer, and Director 2 FL NO 28 Lane 231 Fu-Hsin N Rd Taipei, Taiwan"	5,000,000	4.9%
Cheng Chun-Chih Director (Chairman of Taiwan Halee International Co. Ltd.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan	5,000,000	4.9%
Tseng Ming-Huang Director 503 5F Silvercord Tower 2, 30 Canton Rd Tsimshatsui Kowloon, HKG	50,000	(2)
Dr. Shiau Tzong-Huei Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan"	1,000,000	1.0%
Taifen Day Chief Financial Officer 420 12 Ave N.W. Calgary, Alberta T2M 0C9 Canada"	-	(2)
J.T. Huang Vice President of Asia Operations	-	(2)
Directors and Executive Officers as a Group(1)	11,050,000 Common Shares s	10.8%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Hsieh Chi-Hsien c/o NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan"	7,650,000	7.5%
Lin Yu-Hsiung c/o NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan	10,000,000	9.7%
Pan Yu-Jung c/o NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan"	6,000,000	5.9%
Other holders of 5% or more	23,650,000 Common Shares	23.1

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2011. As of March 29, 2011 there were 102,645,120 shares of our company’s common stock issued and outstanding.

(2)	Less than 1%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our officers and shareholders have advanced funds to the Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of December 31, 2010 and 2009, there were $678,737 and $435,225 advances outstanding, respectively.

We also had loans payable to five shareholders amounted to $60,400 as of December 31, 2010 and 2009. The unsecured loans bear interest at the rate of 12% per annum, and due on 2010.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with four (4) directors, consisting of James Wu, Cheng Chun-Chih, Tseng Ming-Huang, and Dr. Shiau Tzong-Huei. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$38,000	$45,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$38,000	$45,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

3.1	Articles of Amalgamation (incorporated by reference from our Form 20-F filed on September 16, 2003).

3.2	By-laws, as amended (incorporated by reference from our Form 20-F filed on September 16, 2003).

Exhibit	Description
Number

10.	Form of Loan Agreement and Promissory Note (incorporated by reference from our Form 20-F filed on September 16, 2003).

10.1	Distribution Agreement with Panasonic (Taiwan) (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.2	Manufacture and Distribution Agreement with Sanyo (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.3	Form of Promissory for Shareholder Loan. (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.4	Form of Subscription Agreement for Convertible Debenture (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

14	Code of Ethics (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2	Certificate of Principal Financial Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TransAKT Ltd.
(Registrant)

Dated: March 30, 2011	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 30, 2011	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2011	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 30, 2011	/s/ Cheng Chun-Chih
Cheng Chun-Chih
Director

Dated: March 30, 2011	/s/ Tseng Ming-Huang
Tseng Ming-Huang
Director

Dated: March 30, 2011	/s/ Dr. Shiau Tzong-Huei
Dr. Shiau Tzong-Huei
Director