Form 10-Q
period 2011-03-31
TRANSAKT LTD.
filed 2011-05-16
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 000-50392

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 260, 1414 – 8th Street S.W., Calgary, Alberta, Canada	T2R 1J6
(Address of principal executive offices)	(Zip Code)

403-290-1744
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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 104,645,120 common shares issued and outstanding as of May 16, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2010.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$1,534,162	$1,131,339
Restricted cash	718,326	632,094
Accounts receivable, net	3,417,247	1,646,476
Inventory	1,251,520	1,341,133
Other receivable, net	9,463	9,546
Prepaid expenses	293,895	28,868
Total Current Assets	7,224,613	4,789,456

Property & Equipment, net	2,513	2,693

Deposits	28,151	27,750

Total Assets	$7,255,277	$4,819,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,098,591	$837,738
Bank loans	2,325,470	2,007,994
Loan payable to related party	563,487	739,137
Unsecured convertible notes payable, net of unamortized discounts of $3,041	-	26,959
Deferred tax liability	-	12,599
Total Current Liabilities	5,987,548	3,624,427

Stockholders' Equity
Common stock, unlimited shares authorized for issuance, $0.001 par value, 104,645,120 and 102,645,120 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	104,645	102,645
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 shares issued and outstanding	-	-
Additional paid-in capital	3,190,373	3,172,373
Other comprehensive income	115,538	156,750
Accumulated deficit	(2,142,827)	(2,236,296)
Total Stockholders' Equity	1,267,729	1,195,472

Total Liabilities and Stockholders' Equity	$7,255,277	$4,819,899

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Sales of goods, net	$3,483,754	$3,261,888
Total revenues	3,483,754	3,261,888
Operating costs and expenses:
Cost of sales	3,188,973	3,077,596
Selling, general and administrative expenses	240,532	222,250

Income (loss) from operations	54,249	(37,958)

Other income (expense)
Interest income	321	330
Other income	10,944	-
Currency exchange gain	16,621	44,419
Interest expense	(8,423)	(24,501)
Total other income (expenses)	19,463	20,248

Income (loss) before income taxes	73,712	(17,710)

Provision for income taxes expense (benefit)	(12,562)	-

Income (loss) before extraordinary item	86,274	(17,710)

Extraordinary item
Gain from extinguishment of debt (less of applicable income taxes of $0)	7,195	-

Net income (loss)	$93,469	$(17,710)

Income (loss) per share:
Basic and diluted income (loss) per share
Income (loss) before extraordinary item	$0.00
Extraordinary item	$0.00
Net income (loss)	$0.00	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	103,734,009	102,645,120

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance at December 31, 2010	102,645,120	$102,645	$3,172,373	$156,750	$(2,236,296)	$1,195,472
Foreign currency translation adjustment	-	-	-	(41,212)	-	(41,212)
Beneficial conversion feature relating to convertible debentures	-	-	(10,000)	-	-	(10,000)
Issuance of common stock	2,000,000	2,000	28,000			30,000
Net income	-	-	-	-	93,469	93,469
Balance at March 31, 2011	104,645,120	$104,645	$3,190,373	$115,538	$(2,142,827)	$1,267,729

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net income (loss)	$93,469	$(17,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on debt extinguishment	7,195	-
Deferred tax	(12,562)	-
Depreciation expense	157	-
Amortization of debt discount attributable to convertible debentures	10,000	1,836
Changes in assets and liabilities:
Decrease in accounts receivable	(1,795,747)	(1,186,004)
Decrease (Increase) in inventory	78,308	(95,390)
(Increase) in prepaid expense	(262,878)	(50,473)
(Increase) in deposits	-	(7,565)
Increase in accounts payable and accrued expenses	1,509,676	1,387,542
Increase in other payable	754,132	-
Net cash provided by operating activities	381,750	32,236
Cash flows from investing activities
Decrease in restricted cash	(92,318)	(222,186)
Net cash used in investing activities	(92,318)	(222,186)
Cash flows from financing activities
Proceeds from bank loans	1,449,531	1,977,625
Repayment of bank loans	(1,112,464)	(1,888,641)
Due from related party	-	39,426
Repayment of amount due from related party	(220,122)	-
Net cash provided by financing activities	116,945	128,410
Effect of exchange rate changes on cash and cash equivalents	(3,554)	32,678
Net increase (decrease) in cash and cash equivalents	402,823	(28,863)
Cash and cash equivalents
Beginning	1,131,339	874,418
Ending	$1,534,162	$845,555
Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$3,860	$24,256
Non-cash transactions:
Issuance of common stock to settle convertible debentures	$30,000	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $184,526 and $188,098 as at March 31, 2011 and December 31, 2010, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2011 and December 31, 2010, inventory consisted only of finished goods.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2011 and December 31, 2010, there were $503,087 and $687,737 advances outstanding, respectively.

The Company also had loans payable to five shareholders amounted to $60,400 as of March 31, 2011 and December 31, 2010. The unsecured loans bear interest at the rate of 12% per annum, and due on 2010.

NOTE 3 - LOANS PAYABLE

The Company has loan payable amounting to $2,325,470 as of March 31, 2011 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $718,326 and accounts receivable. The loans payable at March 31, 2011 comprised of the following:

		Interest per
Nature	Due on	Annum	Amount
Secured note payable from a bank	12/27/2011	3.00%	169,500
Secured note payable from a bank	6/20/2011	6.20%	27,651
Secured note payable from a bank	8/22/2011	4.00%	1,095,606
Secured note payable from a bank	7/2/2011	1.65%	573,838
Secured note payable from a bank	6/28/2011	2.50%	279,000
Secured note payable from a bank	4/26/2011	2.03%	162,510
Secured note payable from a bank	9/19/2011	5.20%	17,365
	Total		$2,325,470
	Current portion		2,325,470
	Long-term portion		$-

NOTE 4 - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

On May 29, 2009, the Company issued $30,000 convertible promissory notes due May 29, 2011 with interest at 12% per annum due upon maturity. The note is convertible at any time after the first anniversary after the closing date, at the holder’s option, into shares of the Company’s common stock at a price of $0.02 per share. At maturity, any accrued and unpaid interest, is payable to the holder.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $15,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (two years) as interest expense. The Company recorded the intrinsic value of the embedded beneficial conversion feature ($15,000) to debt discount which was amortized to interest expense over the term of the note.

On February 22, 2011, the Company entered into a Subscription Agreement- Debt Settlement with the holders of the above convertible notes. Based on the agreement, the holders subscribed 2,000,000 shares of common stock and apply the indebtedness of the convertible notes in payment of the subscription proceeds. Therefore, the embedded beneficial conversion feature of notes is extinguished. In accordance with ASC 470-20, the amount of the reacquisition price to be allocated to the repurchased beneficial conversion features shall be measured using the intrinsic value of that conversion feature at the extinguishment date. The residual amount would be allocated to the convertible security. The Company recognized and measured $10,000 of the intrinsic value of the embedded beneficial conversion feature at the extinguishment date to additional paid-in capital. The gain on extinguishment of the convertible debt security in the amount of $7,195 is recorded as extraordinary item, in accordance with ASC 470-50.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean mean TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited.

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

On November 15, 2006, we acquired HTT, for the sum of $5,000,000. The purchase price was paid by the delivery to the shareholders of HTT of: (i) $200,000 in cash; (ii) $300,000 in a promissory note from us due in cash six months after closing; (iii) 50,000,000 of our common voting shares, with a deemed value of $0.09 per share; and (iv) 5,000,000 of our common voting shares issued to Mr. James Wu as performance-based compensation. Other than the acquisitions of IP Mental Inc. and HTT, we have generally only had capital expenditures on computer equipment, tools and dies, patents, and trademarks.

We have mainly financed our operations through the use of debt and the issuance of equity in private placements. In October 2006, we repaid a loan we took against inventory produced to fund our first commercial run of our payment terminals. We settled the loan for $90,000 using funds raised from the private placement of our shares. In the short-term and until our sales are sufficient to fund operations, we will continue to finance our operations through debt or equity financing.

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

We generated operating income of $93,469 and sustained operating losses of $17,710 during the three month periods ended March 31, 2011 and 2010, respectively, and incurred an accumulated deficit of $2,142,827 and $2,236,296 as of March 31, 2011 and December 31, 2010, respectively. In addition, we expect to incur an operating loss in the 2011 fiscal year.

We have operated principally as a research and development company since our inception. Initial seed capital has been directed toward areas of product research and development, patent filings and administration. We have now completed development of our initial products and have entered into the sales and distribution phase. Our current business is the design, development, production and distribution of mobile wireless equipment, and other telecommunications solutions for business and individual consumers, including VoIP solutions in Taiwan. In 2011, our business will include the design, and distribution of telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, and the distribution of name brand telecommunications equipment including Panasonic, Sanyo, Siemens, etc. in Taiwan. We currently rely exclusively on third parties for the manufacture of products that we design or distribute.

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

Cash Requirements

We generated positive cash flow from operations of $381,750 for the period ended March 31, 2011. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Our operating results for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2011	March 31, 2010
	($)	($)
Operating Revenues	3,483,754	3,261,888
Operating Costs and expenses	3,429,505	3,299,846
Income (loss) from Operations	54,249	(37,958)
Other Income (Expenses)	19,463	20,248
Provision for Income Taxes expense (benefit)	(12,562)	-
Income (loss) before extraordinary item	86,274	(17,710)
Extraordinary item	7,195
Net Income (loss)	93,469	(17,710)

Net Income (loss) per share (basic and diluted)	0.00	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended March 31, 2011 increased by $221,866 to $3,483,754 compared to $3,261,888 for the same period in 2010. The increased sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems , was primarily due to the overall economic recovery in 2011. Cost of sales for the three months ended March 31, 2010 totaled $3,188,973 or approximately 91.54% of net sales compared to $3,077,596 or approximately 94.35% for the three months ended March 31, 2010. Gross profit as a percentage of net sales was 8.46% for the three month ended March 31, 2011, compared to 5.65% in the same period of 2010. The higher gross profit in 2011was primarily due to the substantial decreased purchase costs from major vendors.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 totaled $240,532 or approximately 6.9 of net sales compared to $222,250 or approximately 6.8% for the three months ended March 31, 2010, an increase of $18,282. The decrease in operating expenses was primarily due to a decrease in professional fees, which is partially offset by an increase in rent expenses.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2011 totaled $54,249 or approximately 1.56% of sales compared to a loss of $(37,958) or approximately (1.16)% of sales for the three months ended March 31, 2010, an increase of $ 92,207. The increase in income from operations was primarily due to increased gross margin.

Other Income (expenses)

Other income decreased approximately $785 to $19,463 for the three months ended March 31, 2011 from $20,248 for the same period in 2010. The increase in net other income was primarily due to the increase in other income and decrease in interest expense, which is partially offset by the decrease in currency exchange gain.

Extraordinary item

A gain from extinguishment o f convertible debenture of 7,195 was recorded in the three month period ended March 31, 2011.

Net Income (Loss)

Income (loss) for the three months ended March 31, 2011 totaled $93,469 compared to $(17,710) for the three months ended March 31, 2010, an increase of $111,179. The increase in net income was primarily due to the reasons described above.

Liquidity and Capital Resources

Our financial position as at March 31, 2011 and December 31, 2010 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	March 31, 2011	December 31, 2010
Current Assets	$7,224,613	$4,789,456
Current Liabilities	$5,987,548	$3,624,427
Working Capital (Deficiency)	$1,237,065	$1,165,029

Our working capital surplus increased from $1,165,029 at December 31, 2010 to $1,237,065 at March 31, 2011 primarily as a result of increases in cash and cash equivalents, restricted cash, accounts receivable, inventory, and prepayments, and a decrease in loan payable to related party, which is partially offset by increases in accounts payable and accrued expenses, and bank loan.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Net cash provided by (used in) Operating Activities	$381,750	$32,236
Net cash provided by (used in) Investing Activities	$(92,318)	$(222,186)
Net cash provided by (used in) Financing Activities	$116,945	$128,410
Increase (Decrease) in Cash and Cash Equivalents during the Period	$402,823	$(28,863)
Cash, Beginning of Period	$1,131,339	$874,418
Cash, End of Period	$1,534,162	$845,555

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. This basis of accounting contemplates the recovery of our company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2011, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2010; (3) Our company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, we determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an audit committee or a financial expert on our board of directors – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. Currently, our board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not implement appropriate information technology controls – As of March 31, 2011, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of March 31, 2011.

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

We sustained operating losses for of $54,249 for the period ended March 31, 2011. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

We generated positive cash flow from operations of $381,750 for the period ended March 31, 2011, and a positive cash flow from operations of $32,236 for the period ended March 31, 2010. Although our operating activities generated net proceeds in fiscal 2010, we continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At March 31, 2011, we had 104,645,120 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Amalgamation (incorporated by reference from our Form 20-F filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Form 20-F filed on September 16, 2003).
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Form 20-F filed on September 16, 2003).
10.2	Distribution Agreement with Panasonic (Taiwan) (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
10.3	Manufacture and Distribution Agreement with Sanyo (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
10.4	Form of Promissory for Shareholder Loan. (April, 2010) (incorporated by reference from our Form 20- F/A filed on January 21, 2011).
10.5	Form of Subscription Agreement for Convertible Debenture (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited, a Turks and Caicos company.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2 *	Certificate of Principal Financial Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAKT LTD.
(Registrant)

Dated: May 16, 2011	/s/ James Wu
James Wu
President and Chief Executive Officer (Principal
Executive Officer)

Dated: May 16, 2011	/s/ Taifen Day
Taifen Day
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)