Form 10-Q
period 2011-06-30
TRANSAKT LTD.
filed 2011-08-12
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 000-50392

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No.3, Lane 141, Sec. 3, Beishen Rd., Shenkeng Township,
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
195,339,005 common shares issued and outstanding as of August 12, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2010.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,032,785	1,131,339
Restricted cash	597,447	632,094
Accounts receivable, net	3,603,390	1,646,476
Inventory	1,029,224	1,341,133
Other receivable, net	9,658	9,546
Prepaid expenses	206,189	28,868
Total Current Assets	6,478,693	4,789,456

Property & Equipment, net	2,405	2,693

Deposits	42,544	27,750

Total Assets	$6,523,642	$4,819,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,875,826	$837,738
Bank loans	2,071,527	2,007,994
Loan payable to related party	45,725	739,137
Unsecured convertible notes payable, net of unamortized discounts of $3,041	-	26,959
Deferred tax liability	-	12,599
Total Current Liabilities	3,993,078	3,624,427

Stockholders' Equity
Common stock, 300,000,000 shares authorized for issuance, $0.001 par value, 195,339,005 and 102,645,120 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	195,339	102,645
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	4,460,087	3,172,373
Other comprehensive income (loss)	169,410	156,750
Accumulated deficit	(2,294,272)	(2,236,296)
Total Stockholders' Equity	2,530,564	1,195,472

Total Liabilities and Stockholders' Equity	$6,523,642	$4,819,899

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Sales of goods, net	$6,338,335	$6,222,107	$2,854,581	$2,960,219
Total revenues	6,338,335	6,222,107	2,854,581	2,960,219

Operating costs and expenses:
Cost of sales	5,838,302	5,814,814	2,649,329	2,737,218
Selling, general and administrative expenses	620,947	452,136	380,415	229,886

Income (loss) from operations	(120,914)	(44,843)	(175,163)	(6,885)

Other income (expense)
Interest income	1,573	1,044	1,252	714
Other income	6,294	487	(4,650)	487
Curreny exchange gain (loss)	67,241	106,330	77,175	61,911
Interest expense	(32,106)	(33,455)	(23,683)	(8,954)
Total other income (expenses)	43,002	74,406	50,094	54,158

Income (loss) before income taxes	(77,912)	29,563	(125,069)	47,273

Provision for income taxes expense (benefit)	(12,673)	-	(111)	-

Loss before extraordinary item	(65,239)	29,563	(124,958)	47,273

Extraordinary item
Gain from extinguishment of debt
(less of applicable income taxes of $0)	7,263	-	-	-

Net income (loss)	$(57,976)	$29,563	$(124,958)	$47,273

Income (loss) per share:
Basic and diluted income (loss) per share
Income (loss) before extraordinary item	$(0.00)	$0.00	$(0.00)	$0.00
Extraordinary item	$0.00	$-	$-	$-
Net income (loss)	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding: Basic and diluted	109,202,793	102,645,120	114,611,481	102,645,120

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

			Additonal	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance at December 31, 2010	102,645,120	$102,645	$3,172,373	$156,750	$(2,236,296)	$1,195,472
Foreign currency translation adjustment	-	-	-	12,660	-	12,660
Beneficial conversion feature relating to convertible debentures	-	-	(10,000)	-	-	(10,000)
Common stock issued to settle debt	2,000,000	2,000	28,000	-	-	30,000
Common stock issued for cash	50,566,667	50,567	707,933	-	-	758,500
Common stock issued to settle debt	40,127,218	40,127	561,781	-	-	601,908
Net loss	-	-	-	-	(57,976)	(57,976)
Balance at June 30, 2011	195,339,005	$195,339	$4,460,087	$169,410	$(2,294,272)	$2,530,564

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net loss	$(57,976)	$29,563
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of short-term investment	-	(487)
Gain on debt extinguishment	7,263	-
Deferred tax	(12,673)	-
Depreciation expense	317	964
Amortization of debt discount attributable to convertible debentures	10,000	3,696
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,926,457)	(648,961)
Decrease (Increase) in inventory	325,701	(346,136)
(Increase) in prapaid expense	(176,990)	(10,869)
Decrease (Increase) in deposits	(14,181)	45,062
Increase in accounts payable and accrued expenses	1,025,011	929,227
(Decrease) in other payable	(3,926)	-
Net cash provided by (used in) operating activities	(823,911)	2,059

Cash flows from investing activities
Decrease (increase) in restricted cash	41,797	(502,484)
Proceeds from sale of investments	-	25,687
Net cash provided by (used in) investing activities	41,797	(476,797)

Cash flows from financing activities
Proceeds from bank loans	1,874,810	2,473,715
Repayment of bank loans	(1,834,994)	(1,999,370)
Due from related party	93,318	104,750
Repayment of amount due from related party	(209,190)	-
Sale of common stock	765,275	-
Net cash provided by financing activities	689,219	579,095

Effect of exchange rate changes on cash and cash equivalents	(5,659)	54,750

Net increase (decrease) in cash and cash equivalents	(98,554)	159,107

Cash and cash equivalents
Beginning	1,131,339	874,418
Ending	$1,032,785	$1,033,525

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$32,106	$39,148

Non-cash transactions:
Issuance of common stock to settle convertible debentures	$30,000	$-
Conversion of related party notes payable into common stock	$582,064	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Accompanying Notes Are an Integral Part of the Financial Statements.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $188,336 and $188,098 as at June 30, 2011 and December 31, 2010, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2011 and December 31, 2010, inventory consisted only of finished goods.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments to the Codification in this ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

The Accompanying Notes Are an Integral Part of the Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to the Codification in this ASU will provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company beginning on January 1, 2012. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2011, there were $45,725 advances outstanding.

NOTE 3 - LOANS PAYABLE

The Company has loan payable amounting to $2,071,527 as of June 30, 2011 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $597,447 and accounts receivable. The loans payable at June 30, 2011 comprised of the following:

		Interest per
		Annum
Nature	Due on		Amount
Secured note payable from a bank	12/27/2011	3.00%	173,000
Secured note payable from a bank	8/14/2011	6.00%	20,980
Secured note payable from a bank	11/25/2011	4.00%	811,977
Secured note payable from a bank	11/1/2011	1.76%	723,266
Secured note payable from a bank	11/18/2011	2.32%	73,590
Secured note payable from a bank	10/24/2011	2.15%	238,970
Secured note payable from a bank	12/4/2011	5.20%	29,744
	Total		$2,071,527
	Current portion		2,071,527
	Long-term portion		$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

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

On February 22, 2011, the Company entered into a Subscription Agreement- Debt Settlement with the holders of the above convertible notes. Based on the agreement, the holders subscribed 2,000,000 shares of common stock and apply the indebtedness of the convertible notes in payment of the subscription proceeds. Therefore, the embedded beneficial conversion feature of notes is extinguished. In accordance with ASC 470-20, the amount of the reacquisition price to be allocated to the repurchased beneficial conversion features shall be measured using the intrinsic value of that conversion feature at the extinguishment date. The residual amount would be allocated to the convertible security. The Company recognized and measured $10,000 of the intrinsic value of the embedded beneficial conversion feature at the extinguishment date to additional paid-in capital. The gain on extinguishment of the convertible debt security in the amount of $7,263 is recorded as extraordinary item, in accordance with ASC 470-50.

NOTE 5 – COMMON STOCK

On June 21, 2011, the Company offered and sold 50,566,667 shares of its common stock for $0.015 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

On June 21, 2011, the Company converted its outstanding related party notes payable totaling $601,908 into 40,127,218 shares of Common Stock.

******

The Accompanying Notes Are an Integral Part of the Financial Statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean TransAKT Ltd. and our wholly owned subsidiary, TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited.

General Overview

Our company was incorporated in the Province of British Columbia on December 10, 1996 as Green Point Resources Inc. On October 18, 2000, we changed our name to Wildcard Wireless Solutions Inc. On June 30, 2001, we filed articles of continuance in the Province of Alberta and became an Alberta corporation. On that same day, we conducted an amalgamation with Wildcard Communications Canada Inc., an Alberta corporation, our wholly-owned subsidiary, wherein Wildcard Communications Canada was merged into Wildcard Wireless Solutions Inc. On June 20, 2003, we changed our name to TransAKT Corp. We changed our name from TransAKT Corp. to TransAKT Ltd. on July 12, 2006. Effective December 2, 2010, following approval by our shareholders on November 17, 2010, we re-domesticated our company from the Province of Alberta, Canada and became a Nevada corporation.

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

We sustained operating losses of ($57,976) and generated operating income of $29,563 during the six month periods ended June 30, 2011 and 2010, respectively, and incurred an accumulated deficit of ($2,294,272) and ($2,236,296) as of June 30, 2011 and December 31, 2010, respectively. In addition, we expect to incur an operating loss in the 2011 fiscal year.

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

Cash Requirements

We had negative cash flow from operations of ($823,911) for the period ended June 30, 2011. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Our operating results for the three months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months ended	Three Months ended
	June 30, 2011	June 30, 2010
	($)	($)
Operating Revenues	2,854,581	2,960,219
Operating Costs and expenses	3,029,744	2,967,104
Income (loss) from Operations	(175,163)	(6,885)
Other Income (Expenses)	50,094	54,158
Provision for Income Taxes expense (benefit)	(111)	-
Income (loss) before extraordinary item	(124,958)	47,273
Extraordinary item	-	-
Net Income (loss)	(124,958)	47,273

Net Income (loss) per share (basic and diluted)	(0.00)	0.00

Revenues and Cost of Sales

Revenues for the three months ended June 30, 2011 decreased by $105,638 to $2,854,581 compared to $2,960,219 for the same period in 2010. The change in revenue and sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was not significant. Cost of sales for the three months ended June 30, 2011 totaled $2,649,329 or approximately 92.81% of net sales compared to $2,737,218 or approximately 92.47% for the three months ended June 30, 2010. Gross profit as a percentage of net sales was 7.19% for the three month ended June 30, 2011, compared to 7.53% in the same period of 2010. The change in gross profit in 2011was not significant.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 totaled $380,415 or approximately 13.3% of net sales compared to $229,886 or approximately 7.8% for the three months ended June 30, 2010, an increase of $150,529. The increase in operating expenses was primarily due to an increase in professional fees and rent expense.

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2011 totaled ($175,163) or approximately (6.14)% of sales compared to a loss of ($6,885) or approximately (0.23)% of sales for the three months ended June 30, 2010, an increase of $168,278. The increase in loss from operations was primarily due to increased operating expenses.

Other Income (expenses)

Other income decreased approximately $4,064 to $50,094 for the three months ended June 30, 2011 from $54,158 for the same period in 2010. The decrease in net other income was primarily due to an increase in interest expense, and a decrease in other income, which was partially offset by an increase in currency exchange gain.

Net Income (Loss)

Income (loss) for the three months ended June 30, 2011 totaled $(124,958) compared to $47,273 for the three months ended June 30, 2010, an decrease of $172,231. The decrease in net income was primarily due to the reasons described above.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Our operating results for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months ended	Six Months ended
	June 30, 2011	June 30, 2010
	($)	($)
Operating Revenues	6,338,335	6,222,107
Operating Costs and expenses	6,459,249	6,266,950
Income (loss) from Operations	(120,914)	(44,843)
Other Income (Expenses)	43,002	74,406
Provision for Income Taxes expense (benefit)	(12,673)	-
Income (loss) before extraordinary item	(65,239)	29,563
Extraordinary item	7,263	-
Net Income (loss)	(57,976)	29,563

Net Income (loss) per share (basic and diluted)	(0.00)	0.00

Revenues and Cost of Sales

Revenues for the six months ended June 30, 2011 decreased by $116,228 to $6,338,335 compared to $6,222,107 for the same period in 2010. The change in revenue and sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was not significant. Cost of sales for the six months ended June 30, 2011 totaled $5,838,302 or approximately 92.11% of net sales compared to $5,814, 814 or approximately 93.45% for the six months ended June 30, 2010. Gross profit as a percentage of net sales was 7.89% for the three month ended June 30, 2011, compared to 6.55% in the same period of 2010. The change in gross profit in 2011was not significant.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 totaled $620,947 or approximately 9.8% of net sales compared to $452,136 or approximately 7.3% for the six months ended June 30, 2010, an increase of $168,811. The increase in operating expenses was primarily due to an increase in professional fees and rent expenses.

Income (Loss) from Operations

Loss from operations for the six months ended June 30, 2011 totaled $(120,914) or approximately (1.9)% of sales compared to a loss of $(44,843) or approximately (0.7)% of sales for the six months ended June 30, 2010, an increase of $76,071. The increase in loss from operations was primarily due to the increased operating expenses.

Other Income (expenses)

Other income decreased approximately $31,404 to $43,002 for the six months ended June 30, 2011 from $74,406 for the same period in 2010. The decrease in net other income was primarily due to a decrease in currency exchange gain, which was partially offset by an increase in other income.

Extraordinary item

A gain from extinguishment of convertible debenture of $7,263 was recorded in the six month period ended June 30, 2011.

Net Income (Loss)

Income (loss) for the six months ended June 30, 2011 totaled $(57,976) compared to $29,563 for the six months ended June 30, 2010, a decrease of $87,539. The decrease in net income was primarily due to the reasons described above.

Liquidity and Capital Resources

Our financial position as at June 30, 2011 and December 31, 2010 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	June 30, 2011	December 31, 2010
Current Assets	$6,478,693	$4,789,456
Current Liabilities	$3,993,078	$3,624,427
Working Capital (Deficiency)	$2,485,615	$1,165,029

Our working capital surplus increased from $1,165,029 at December 31, 2010 to $2,485,615 at June 30, 2011 primarily as a result of increases in accounts receivable, prepaid expenses, and deposits, and a decrease in loan payable to related party, which was partially offset by an increase in inventory, and increases in accounts payable and accrued expenses.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Net cash provided by (used in) Operating Activities	$(823,911)	$2,059
Net cash provided by (used in) Investing Activities	$41,797	$(476,797)
Net cash provided by (used in) Financing Activities	$689,219	$579,095
Increase (Decrease) in Cash and Cash Equivalents during the Period	$(98,554)	$159,107
Cash, Beginning of Period	$1,131,339	$874,418
Cash, End of Period	$1,032,785	$1,033,525

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2011 was $(839,911), a decrease of $825,970 compared $2,059 to net cash provided by operating activities during the six months ended June 30, 2010. The decrease in the cash used in operating activities was primarily due to current period loss, increases in account receivable, prepaid expenses and deposits, a decrease in inventory, and an increase in accounts payable and accrued expenses.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2011 was $41,797, which was an increase of $518,594, compared $(476,797) to net cash used in operating activities during the six months ended June 30, 2010. The increase in the cash used in investing activities was primarily due to a decrease in restricted cash.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2011 was $689,219, which was an increase of $110,124, compared $579,095 to net cash provided by financing activities during the six months ended June 30, 2010. The increase in the cash used in investing activities was primarily due to the proceed from sale of common stock, which is partially offset by a repayment of amount due from related party, and a net decrease in bank loan.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During the Next Twelve Months

$
Cost of Sales	1,535,000
General, Administrative Expenses	1,400,000
Interest Expense	65,000
Total	$3,000,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Cash on hand as of June 30, 2011 was $1,032,785.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited, collectively referred to within as our company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss)

The transactions of our company were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The accompanying consolidated financial statements have been translated and presented in United States Dollars, while our company’s functional currency is the Taiwan and Canadian dollar.

The accounts of our company were maintained, and our financial statements were expressed, in CAD and TWD. In accordance with ASC 830, Foreign Currency Matters, our company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD and CAD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Revenue Recognition

Our company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenues are recognized when finished products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred and collectability is reasonably assured.

Our company’s revenues are recorded upon confirmed acceptance after inspection by the customers of our company.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2011, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2011; (3) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Risks Related to our Business

Risks Relating to Our Stock

We have a history of operating losses which may affect our ability to continue operations.

We sustained operating losses for of $(57,976) for the period ended June 30, 2011. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

We generated negative cash flow from operations of $(823,911) for the period ended June 30, 2011, and a positive cash flow from operations of $2,059 for the period ended June 30, 2010. Although our operating activities generated net proceeds in fiscal 2010, we continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At June 30, 2011, we had 195,339,005 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2011, we issued an aggregate of 55,500,000 shares of our common stock at a price of $0.015 per share for aggregate gross proceeds of US$850,000, to 10 non-U.S. persons, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On June 21, 2011, we issued an aggregate of 34,927,218 shares of our common stock pursuant to debt settlement agreements with 12 individuals. The deemed price of the shares issued was $0.015. We have issued all of the shares to 12 non-U.S. persons, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On June 21, 2011, we issued an aggregate of 266,667 shares of common stock, at a deemed price of $0.015 per share, of our company to pay a $4,000 finder’s fee pursuant to a finder’s fee agreement. We issued the common stock to one non-U.S. person, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Amalgamation (incorporated by reference from our Form 20-F filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Form 20-F filed on September 16, 2003).
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Form 20-F filed on September 16, 2003).
10.2	Distribution Agreement with Panasonic (Taiwan) (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
10.3	Manufacture and Distribution Agreement with Sanyo (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
10.4	Form of Promissory for Shareholder Loan. (April, 2010) (incorporated by reference from our Form 20- F/A filed on January 21, 2011).
10.5	Form of Subscription Agreement for Convertible Debenture (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited, a Turks and Caicos company.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2 *	Certificate of Principal Financial Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAKT LTD.
(Registrant)

Dated: August 12, 2011	/s/ James Wu
James Wu
President and Chief Executive Officer (Principal
Executive Officer)

Dated: August 12, 2011	/s/ Taifen Day
Taifen Day
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)