Form 10-Q
period 2011-09-30
TRANSAKT LTD.
filed 2011-11-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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
195,339,005 common shares issued and outstanding as of November 14, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim consolidated financial statements for the three and nine month periods ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2010.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,342,121	1,131,339
Restricted cash	481,940	632,094
Accounts receivable, net	2,700,942	1,646,476
Inventory	1,265,940	1,341,133
Other receivable, net	9,128	9,546
Prepaid expenses	254,767	28,868
Total Current Assets	6,054,838	4,789,456

Property & Equipment, net	2,123	2,693

Deposits	24,393	27,750

Total Assets	$6,081,354	$4,819,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,694,720	$837,738
Bank loans	2,000,581	2,007,994
Loan payable to related party	58,661	739,137
Unsecured convertible notes payable, net of unamortized discounts of $3,041	-	26,959
Deferred tax liability	-	12,599
Total Current Liabilities	3,753,962	3,624,427

Stockholders' Equity
Common stock, 300,000,000 shares authorized for issuance, $0.001 par value, 195,339,005 and 102,645,120 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	195,339	102,645
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	4,460,087	3,172,373
Other comprehensive income	34,734	156,750
Accumulated deficit	(2,362,768)	(2,236,296)
Total Stockholders' Equity	2,327,392	1,195,472

Total Liabilities and Stockholders' Equity	$6,081,354	$4,819,899

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Sales of goods, net	$9,059,500	$9,450,054	$2,721,165	$3,227,947
Total revenues	9,059,500	9,450,054	2,721,165	3,227,947

Operating costs and expenses:
Cost of sales	8,326,450	8,837,942	2,488,148	3,023,128
Selling, general and administrative expenses	907,366	695,751	286,419	243,615

Loss from operations	(174,316)	(83,639)	(53,402)	(38,796)

Other income (expense)
Interest income	1,892	1,294	319	250
Other income	6,292	3,213	(2)	2,726
Curreny exchange gain (loss)	63,206	90,957	(4,038)	(15,373)
Interest expense	(43,443)	(64,594)	(11,337)	(31,139)
Total other income (expenses)	27,947	30,870	(15,058)	(43,536)

Loss before income taxes	(146,369)	(52,769)	(68,460)	(82,332)

Provision for income taxes expense (benefit)	(12,636)	-	37	-

Loss before extraordinary item	(133,733)	(52,769)	(68,497)	(82,332)

Extraordinary item
Gain from extinguishment of debt (less of applicable income taxes of $0)	7,261	-	-	-

Net loss	$(126,472)	$(52,769)	$(68,497)	$(82,332)

Loss per share:
Basic and diluted income (loss) per share
Loss before extraordinary item	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Extraordinary item	$0.00	$-	$-	$-
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	138,230,381	102,645,120	195,339,005	102,645,120

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net loss	$(126,472)	$(52,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of short-term investment	-	(3,213)
Gain on debt extinguishment	7,261	-
Deferred tax	(12,636)	-
Depreciation expense	474	1,445
Amortization of debt discount attributable to convertible debentures	10,000	5,589
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,181,809)	(581,408)
Decrease (Increase) in inventory	17,172	(113,443)
Decrease (Increase) in other receivable	-	(2,258)
(Increase) in prapaid expense	(239,693)	(27,121)
Decrease in deposits	2,458	30,902
Increase in accounts payable and accrued expenses	940,013	683,836
(Decrease) in other payable	(3,925)	-
Net cash used in operating activities	(587,157)	(58,440)

Cash flows from investing activities
Decrease in restricted cash	128,421	67,538
Proceeds from sale of investments	-	55,892
Net cash provided by investing activities	128,421	123,430

Cash flows from financing activities
Proceeds from bank loans	1,921,098	1,645,179
Repayment of bank loans	(1,836,494)	(1,998,732)
Due from related party	109,718	148,519
Repayment of amount due from related party	(209,251)	-
Sale of common stock	765,051	-
Net cash provided by (used in) financing activities	750,122	(205,034)

Effect of exchange rate changes on cash and cash equivalents	(80,604)	44,966

Net increase (decrease) in cash and cash equivalents	210,782	(95,078)

Cash and cash equivalents
Beginning	1,131,339	874,418
Ending	$1,342,121	$779,340

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$37,189	$66,000

Non-cash transactions:
Issuance of common stock to settle convertible debentures	$30,000	$-
Conversion of related party notes payable into common stock	$581,893	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $188,648 and $188,098 as at September 30, 2011 and December 31, 2010, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2011 and December 31, 2010, inventory consisted only of finished goods.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2011, there were $58,661 advances outstanding.

NOTE 3 - LOANS PAYABLE

The Company has loan payable amounting to $2,000,581 as of September 30, 2011 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $481,940 and accounts receivable. The loans payable at September 30, 2011 comprised of the following:

		Interest
Nature	Due on	per Annum	Amount
Secured note payable from a bank	12/27/2011	3.00%	163,500
Secured note payable from a bank	12/6/2011	6.00%	150,980
Secured note payable from a bank	12/22/2011	2.45%	686,916
Secured note payable from a bank	12/1/2011	1.84%	430,807
Secured note payable from a bank	1/6/2012	2.32%	395,050
Secured note payable from a bank	2/27/2012	2.94%	160,949
Secured note payable from a bank	12/4/2011	5.20%	12,379
	Total		$2,000,581
	Current portion		2,000,581
	Long-term portion		$-

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

We sustained operating losses of $174,316 and $83,639 during the nine month periods ended September 30, 2011 and 2010, respectively, and incurred an accumulated deficit of $2,362,768 and $2,236,296 as of September 30, 2011 and December 31, 2010, respectively. In addition, we expect to incur an operating loss in the 2011 fiscal year.

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

Cash Requirements

We had negative cash flow from operations of $587,157 for the period ended September 30, 2011. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Our operating results for the three months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months ended	Three Months ended
	September 30, 2011	September 30, 2010
	($)	($)
Operating Revenues	2,721,165	3,227,947
Operating Costs and expenses	2,774,567	(3,266,743)
Income (loss) from Operations	(53,402)	(38,796)
Other Income (Expenses)	(15,058)	(43,537)
Provision for Income Taxes expense (benefit)	(37)	Nil
Income (loss) before extraordinary item	(68,497)	Nil
Extraordinary item	Nil	Nil
Net Income (loss)	(68,497)	(82,332)

Net Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended September 30, 2011 decreased by $506,782 to $2,721,165 compared to $3,227,947 for the same period in 2010. The change in revenue and sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was due to the economic downturn in 2011. Cost of sales for the three months ended September 30, 2011 totaled $2,488,148 or approximately 91.44% of net sales compared to $3,023,128 or approximately 93.65% for the three months ended September 30, 2010. Gross profit as a percentage of net sales was 8.56% for the three month ended September 30, 2011, compared to 6.35% in the same period of 2010. The change in gross profit in 2011was due to the decreased purchase costs from major vendors.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 totaled $286,419 or approximately 10.53% of net sales compared to $243,615 or approximately 7.55% for the three months ended September 30, 2010, an increase of $42,804. The increase in operating expenses was primarily due to an increase in professional fee and rent expense.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2011 totaled $(53,402) or approximately (1.96)% of sales compared to a loss of $(38,796) or approximately (1.20)% of sales for the three months ended September 30, 2010, an increase of $(14,606). The increase in loss from operations was primarily due decreased sales, and increased operating expenses.

Other Income (expenses)

Other expense decreased approximately $(28,478) to $(15,058) for the three months ended September 30, 2011 from $(43,537) for the same period in 2010. The decrease in net other expense was primarily due to decrease currency exchange loss and decreased interest expense.

Net Income (Loss)

Income (loss) for the three months ended September 30, 2011 totaled $(68,497) compared to $(82,332) for the three months ended September 30, 2010, a decrease of $(13,835). The decrease in net loss was primarily due to the reasons described above.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Our operating results for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months ended	Nine Months ended
	September 30, 2011	September 30, 2010
	($)	($)
Operating Revenues	9,059,500	9,450,054
Operating Costs and expenses	9,233,816	9,533,693
Income (loss) from Operations	(174,316)	(83,639)
Other Income (Expenses)	27,947	30,870
Provision for Income Taxes expense (benefit)	(12,636)	Nil
Income (loss) before extraordinary item	(133,733)	Nil
Extraordinary item	7,261	Nil
Net Income (loss)	(126,472)	(52,769)

Net Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the nine months ended September 30, 2011 decreased by $390,554 to $9,059,500 compared to $9,450,054 for the same period in 2010. The change in revenue and sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was due to the economic downturn in 2011. Cost of sales for the nine months ended September 30, 2011 totaled $8,326,450 or approximately 91.91% of net sales compared to $8,837,942 or approximately 93.52% for the nine months ended September 30, 2010. Gross profit as a percentage of net sales was 8.19% for the nine month ended September 30, 2011, compared to 6.48% in the same period of 2010. The change in gross profit in 2011was due to the decreased purchase costs from major vendors.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 totaled $907,366 or approximately 10.02% of net sales compared to $695,751 or approximately 7.36% of net sales for the nine months ended September 30, 2010, an increase of $211,615. The increase in operating expenses was primarily due to professional fee, insurance, and rent expense.

Income (Loss) from Operations

Loss from operations for the nine months ended September 30, 2011 totaled $(174,316) or approximately 1.92% of sales compared to a loss of $(83,639) or approximately (0.89)% of sales for the nine months ended September 30, 2010, an increase of $(90,677). The increase in loss from operations was primarily due to decreased sales and increased operating expenses.

Other Income (expenses)

Other income decreased approximately $2,923 to $27,947 for the nine months ended September 30, 2011 from $30,870 for the same period in 2010. The decrease in net other income was primarily due to decreased currency exchange gain, which is partially offset by the decreased interest expense.

Extraordinary item

A gain from extinguishment of convertible debenture of $7,261 was recorded in the nine month period ended September 30, 2011.

Net Income (Loss)

Income (loss) for the nine months ended September 30, 2011 totaled $(126,472) compared to $(52,769) for the nine months ended September 30, 2010, an increase of $(73,703). The increase in net loss was primarily due to the reasons described above.

Liquidity and Capital Resources

Our financial position as at September 30, 2011 and December 31, 2010 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	September 30, 2011	December 31, 2010
Current Assets	$6,054,838	$4,789,456
Current Liabilities	$3,753,962	$3,624,427
Working Capital (Deficiency)	$2,300,876	$1,165,029

Our working capital surplus increased from $1,165,029 at December 31, 2010 to $2,300,876 at September 30, 2011 primarily as a result of an increase in cash and cash equivalents, an increase in accounts receivable, an increase in prepaid expenses, and a decrease in loan from related party, which is partially offset by a decrease in restricted cash and an increase in accounts payable and accured expenses.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Net cash provided by (used in) Operating Activities	$(587,157)	$(58,440)
Net cash provided by (used in) Investing Activities	$128,421	$123,430
Net cash provided by (used in) Financing Activities	$750,122	$(205,034)
Increase (Decrease) in Cash and Cash Equivalents during the Period	$210,782	$(95,078)
Cash, Beginning of Period	$1,131,339	$874,418
Cash, End of Period	$1,342,121	$779,340

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2011 was $(587,157), an increase of $528,717 compared $(58,440) to net cash used in operating activities during the nine months ended September 30, 2010. The increase in the cash used in operating activities was primarily due to current loss, an increase in accounts receivable, an increase in prepaid expense, an increase in accounts payable and accrued expenses.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2011 was $128,421, which was an increase of $4,991, compared $123,430 to net cash provided by operating activities during the nine months ended September 30, 2010. The increase in the cash used in investing activities was primarily due to decreased restricted cash.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2011 was $750,122, which was an increase of $955,156, compared to $(205,034) net cash used in financing activities during the nine months ended September 30, 2010. The increase in the cash provided by investing activities was primarily due to sales of common stock.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During the Next Twelve Months

Cost of Sales	$1,535,000
General, Administrative Expenses	1,400,000
Interest Expense	65,000
Total	$3,000,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Cash on hand as of September 30, 2011 was $1,342,121.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2011, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue our operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2011; (3) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. We do not have any further arrangements in place for any future debt or equity financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

We sustained operating losses of $(126,472) for the period ended September 30, 2011. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

We generated negative cash flow from operations of $(587,157) for the period ended September 30, 2011, and a negative cash flow from operations of $(58,440) for the period ended September 30, 2010. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amalgamation (incorporated by reference from our Form 20-F filed on September 16, 2003).

3.2	By-laws, as amended (incorporated by reference from our Form 20-F filed on September 16, 2003).

(10)	Material Contracts

10.1	Distribution Agreement with Panasonic (Taiwan) (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.2	Manufacture and Distribution Agreement with Sanyo (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.3	Form of Promissory for Shareholder Loan. (April, 2010) (incorporated by reference from our Form 20- F/A filed on January 21, 2011).

10.4	Form of Subscription Agreement for Convertible Debenture (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

(14)	Code of Ethics

14.1	Code of Ethics (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

(21)	Subsidiaries of the Registrant

21.1	TransAKT Holdings Limited, a Turks and Caicos company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes-Oxley Act of 2002

Exhibit	Description
Number

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAKT LTD.
(Registrant)

Dated: November 14, 2011	/s/ James Wu
James Wu
Chairman, Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: November 14, 2011	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)