Form 10-K
period 2011-12-31
TRANSAKT LTD.
filed 2012-03-30
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 28, 2012 was $6,836,865.17 based on a $0.035 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

195,339,005 as of March 28, 2012

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

General Overview

TransAKT Ltd. was incorporated in the Province of British Columbia on December 10, 1996 as Green Point Resources Inc. On October 18, 2000, we changed our name to Wildcard Wireless Solutions Inc. On June 30, 2001, we filed Articles of Continuance in the Province of Alberta and became an Alberta corporation. On that same day, we conducted an amalgamation with Wildcard Communications Canada Inc., an Alberta corporation, our wholly-owned subsidiary, wherein Wildcard Communications Canada was merged into Wildcard Wireless Solutions Inc. On June 20, 2003, we changed our name to TransAKT Corp. We changed our name from TransAKT Corp. to TransAKT Ltd. on July 12, 2006. Effective December 2, 2011, following approval by our shareholders on November 17, 2011, we re-domesticated our Company from the Province of Alberta, Canada and became a Nevada corporation.

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

We sustained operating losses of $337,463 and $197,404 during the years ended December 31, 2011 and 2010, respectively, and incurred an accumulated deficit of $2,573,759 and $2,236,296 as of December 31, 2011 and December 31, 2010, respectively. In addition, we expect to incur an operating loss in 2012.

We have operated principally as a research and development company since our inception. Initial seed capital has been directed toward areas of product research and development, patent filings and administration. We have now completed development of our initial products and have entered into the sales and distribution phase. Our current business is the design, development, production and distribution of mobile wireless equipment, and other telecommunications solutions for business and individual consumers, including VoIP solutions in Taiwan. Our business includes the design, and distribution of telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, and the distribution of name brand telecommunications equipment including Panasonic, Sanyo, Siemens, etc. in Taiwan. We currently rely exclusively on third parties for the manufacture of products that we design or distribute.

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

The products of HTT, our subsidiary, are currently distributed in Taiwan., We have had limited revenues in the last four (4) fiscal years as we only began marketing our VoIP products in October 2004. The expansion of our distribution network will depend on our ability to raise required financing through private placements.

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

The following table provides a breakdown of our sales results during the last fiscal year by product brand-name:

Product Brand	Percentage of Sales
HTT	6%
Panasonic	26%
Siemens	20%
Lenovo	13%
Sanyo	30%
Other	5%

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

Vtech

Vtech was founded in Hong Kong in October 1976 by two (2) engineers. Vtech began its operations with 2,000 sq. ft. of office space and a staff of forty (40) employees. Sales in Vtech’s first year were under US$1 million. Today, Vtech has worldwide operations and approximately 20,000 employees. In fiscal year 2011, Vetch recorded sales of over US$1.7 billion.

In 1984, Vtech introduced its first self-designed satellite receiver. By 1991, Vtech had designed a new generation of high frequency cordless telephones employing microwave technology - the 900MHz cordless phone.

Subsequently, Vtech introduced several new generations of 900MHz cordless phones and has –established itself as a leading provider of high-frequency cordless phones in the US.

In 1988, to assist in business expansion, Vtech moved its production facilities to Dungun, Guangdong province in southern China. Currently, Vtechhas two (2) manufacturing sites in China, located at Housie town and Liao Science Park, within hours of its headquarters in Hong Kong.

Vtech acquired the consumer phone business of Lucent Technologies, as well as a license to sell AT&T branded products on wire line telephones and accessories in the US and Canada in April 2000. These transactions allowed Vtech to expand its product range to be sold under both the "Vtech" and the "AT&T" brand names.

In August of 2002, Vtech launched the industry's first 5.8GHz cordless phone in the US. Furthermore, Vtech amended the AT&T brand license agreement in which the revised terms granted Vetch exclusive rights to sell AT&T-branded wire line telephone products and accessories in Greater China, and non-exclusive rights in Europe, Mexico, Central and South America.

Uniden

Uniden’s principal activities are to develop, manufacture and sell telecommunication equipments and related products. Its operations are carried out through the following divisions: telephone-related equipment; wireless communication and applied equipment; digital home appliances and others. The telephone-related equipments division deals in cordless phones and mobile phones. The wireless communication and applied equipment division deals in handheld walkie-talkies radios, radar detectors and scanners. The other activities include marine electronics, CB radios and business phones manufacturing. Uniden develops its products in Japan and China and has manufacturing facilities in Asia. Its North American subsidiary manufactures and markets wireless consumer products for sale in North, Central, and South America. Uniden had sales of over $547 million in fiscal 2011.

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

Research and Development

In 2007, we spent USD$400,000 for the development of our multiline cordless phone systems. No significant research and development expenses were incurred in 2011 or 2010. Any future research and development undertakings will be subject to the availability of sufficient capital.

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

Item 2. Properties

Our principal executive offices are located at No.3, Lane 141, Sec. 3, Beishen Rd., Shenkeng Township, Taipei County 222, Taiwan (R.O.C.)

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Previously, our stock traded on the TSX Venture Exchange (“TSX-V”) which trading began on October 18, 2000. We voluntarily de-listed from the TSX-V on September 17, 2004. Our common stock began quotation on the OTC Bulletin Board on May 20, 2004 under the trading symbol “ TAKDF”. On February 22, 2011 quotation of our common stock was moved to OTC Markets Group’s OTCQB under the trading symbol TAKD. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2011	$0.08	$0.03
September 30, 2011	$0.07	$0.03
June 30, 2011	$0.07	$0.02
March 31, 2011	$0.04	$0.02
December 31, 2010	$00.0355	$0.0177
September 30, 2010	$0.00589	$0.007
June 30, 2010	$0.0098	$0.0051
March 31, 2010	$0.01	$0.005
December 31, 2009	$0.03	$0.007
September 30, 2009	$0.04	$0.015
June 30, 2009	$0.0496	$0.025
March 31, 2009	$0.024	$0.0098
December 31, 2008	$0.06	$0.02

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Computershare Trust Company Inc., 350 Indiana Street, Suite 750, Golden, CO, 80401 (Telephone: (303) 262-0600) is the registrar and transfer agent for our common shares.

On March 28, 2012, the shareholders' list showed 68 registered shareholders and 195,339,005 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2.	Our ability to generate customer demand for our products;

3.	The intensity of competition; and

4.	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

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

Exchange Gain (Loss):

During the years ended December 31, 2011 and 2010, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Going Concern

The Company has incurred a net loss of $337,403 and $197,404 during the years ended December 31, 2011 and 2010, respectively, and has an accumulated deficit of $2,573,759 as of December 31, 2011.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2011, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2012; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment." This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification ("ASC") 350, "Intangibles — Goodwill and Other." ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." This update amended the presentation options in ASC 220, "Comprehensive Income," to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB subsequently issued ASU 2011-12, "Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income," which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05. The Company will adopt ASU 2011-05 and ASU 2011-12 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the presentation of the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company will adopt ASU 2011-04 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

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

Cash Requirements

We used cash in operations of $905,550 for the year ended December 31, 2011. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

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

In the fourth quarter of 2007, we began planning the expansion of our operations into China and in the second quarter of 2008 we received regulatory approval to carry on business in China. However, the expansion of our product distribution into China will be subject to our ability to raise additional financing through the private placement of our common stock. Subject to our ability to obtain additional financing, our management expects to see continued revenue growth and profit recognition in fiscal 2012 through the expansion of our operations into China.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales.

Sales for the year ended December 31, 2011 decreased by $837,643 to $11,827,208 compared to $12,664,851 for the same period in 2010. The decreased sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was primarily due to the generally slow economic environment in 2011. We expect our sales to improve in 2012.

Cost of Sales; Gross Profit

Cost of sales for the year ended December 31, 2011 totaled $10,926,538 or approximately 92% of net sales compared to $11,890,316 or approximately 94% of net sales for the year ended December 31, 2010, representing a decrease of $963,778 or approximately 8%. The decrease was due to decreased purchase costs from major vendors for the year ended December 31, 2011. Gross profit as a percentage of net sales was 8% in 2011, compared to 6% in 2010. The higher gross profit in 2011 was primarily due to the substantial decrease in costs.

Operating Expenses

Operating expenses for the year ended December 31, 2011 totaled $1,159,357 or approximately 9.8% of net sales compared to $1,041,643 or approximately 8.2% of net sales for the year ended December 31, 2010 representing an increase of $117,714 or approximately 11%. The increase in operating expenses is mainly due to an increase in professional expense and traveling expense, which is partially offset by a decrease in bad debt expense.

Loss from Operations

Loss from operations for the year ended December 31, 2011 totaled $258,687 or approximately 2.2% of net sales compared to $267,108 or approximately 2.1% of sales for the year ended December 31, 2010, representing a decrease in loss of $8,421. The decrease in loss from operations was primarily due to an increase in gross profit which is partially offset by increased operating expenses in 2011.

Interest Expense

Interest expense for the year ended December 31, 2011 totaled $67,959 compared to $89,836 for the year ended December 31, 2010, representing a decrease of $21,877 or approximately 24%. The decrease was due to higher accounts receivable turnover rate, decreased capital requirements resulting in decreased borrowings.

Net Loss

Loss for the year ended December 31, 2011 totaled $337,463 compared to a loss of $197,404 for the year ended December 31, 2010, representing an increased in losses of $140,059 or approximately 71%. The increase in net loss was primarily due to increased operating expenses and currency exchange loss recognized in 2011 which is partially offset by the increase in gross profit.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent increased from $871,682 at December 31, 2011, to $1,131,339 at December 31, 2010.

Net cash flow provided by (used in) operating activities was $(905,550) in 2011, and $273,348 in 2010, a decrease of $1,178,898. Net cash flow provided by operating activities in fiscal 2011 was mainly due to our net loss of $(337,463), an increase in accounts receivable of $163,980, a decrease in inventory of $146,450, an increase in prepaid expenses and other assets of $237,665, and a decrease in accounts payable and accrued expenses of $312,880. Net cash flow provided by operating activities in fiscal 2010 was mainly due to our net loss of $(197,404), a decrease in accounts receivable of $617,888, a decrease in inventory of $193,408, a decrease in prepaid expenses and other assets of $73,688, a decrease in accounts payable and accrued expenses of $459,791, and an increase in other payable of $28,850.

Net cash flow provided by investing activities was $6,584 for 2011 as compared to net cash flow used in investing activities of $7,989 for 2010. . Net cash flow used in investing activities in 2010 was mainly due to a decrease in restricted cash of $7,033 and purchase of fixed assets of $449. Net cash flow used in investing activities in 2010 was mainly due to an increase in restricted cash of $64,486 and proceeds from sales of investments of $56,497

Net cash flow provided by financing activities was $689,606 for 2011, as compared to net cash flow used in $130,892 for 2010. Net cash flow provided by financing activities in 2011 was mainly due to proceeds from bank loans of $1,865,807 and repayments of bank loans of $1,837,994, an decrease in due from related party of $170,707, and proceeds from issuance of common stock of $832,500. Net cash flow used in financing activities in 2010 was mainly due to proceeds from bank loans of $1,702,710 and repayments of bank loans of $2,020,402, and an increase in due from related party of $186,800.

Our working capital was $2,117,040 as of December 31, 2011 compared to $1,165,029 as of December 31, 2010.

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

Capital Expenditure

Total capital expenditures is $449 and $0 for the years ended December 31, 2011 and 2010, respectively.

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

No significant research and development expenses were incurred in 2011 or 2010.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Operating Leases

The following table provides information, as of the latest fiscal year, with respect to our known contractual obligations, including amounts aggregated by contractual obligation.

Year	Amount (for leases)
2012	$12,396
2013	4,000
Total	$16,396

We lease various office facilities under operating leases that terminate on various dates in 2012 and 2013. Rental expense for these leases consisted of approximately $32,396 and $37,207 for the years ended December 31, 2011 and 2010, respectively.

Bank Loan Payable

The Company has loan payable amounting to $1,964,533 as of December 31, 2011 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $603,089 and accounts receivable. The loans payable at December 31, 2011 comprised of the following:

		Interest per
Nature		Annum
	Due on		Amount
Secured note payable from a bank	12/27/2012	3.22%	141,290
Secured note payable from a bank	5/29/2012	2.97%	453,473
Secured note payable from a bank	5/1/2012	1.70%	773,125
Secured note payable from a bank	5/16/2012	2.22%	104,100
Secured note payable from a bank	3/27/2012	2.57%	161,113
Secured note payable from a bank	1/30/2012	5.20%	331,432
	Total		$1,964,533
	Current portion		$1,964,533
	Long-term portion		$-

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

Exchange Gain (Loss):

During the years ended December 31, 2011 and 2010, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Going Concern

The Company has incurred a net loss of $337,403 and $197,404 during the years ended December 31, 2011 and 2010, respectively, and has an accumulated deficit of $2,573,759 as of December 31, 2011.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2011, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Recent accounting pronouncements

In July 2011, the FASB issued accounting standard update (“ASU”) 2011-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2011-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this standard did not have a significant impact on our financial statements or disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

TRANSAKT LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, change in shareholders’ equity, , and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(2,573,759) at December 31, 2011 including net losses of $(337,463) and $(197,405) during the years ended December 31, 2011 and 2010, respectively. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 22, 2012

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$871,682	1,131,339
Restricted cash	603,089	632,094
Accounts receivable, net	1,747,862	1,646,476
Inventory	1,151,933	1,341,133
Other receivable, net	9,212	9,546
Prepaid expenses	258,278	28,868
Deferred income taxes	4,512	-
Total Current Assets	4,646,568	4,789,456

Property & Equipment, net	1,652	2,693

Deposits	24,681	27,750

Total Assets	$4,672,901	$4,819,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$502,160	$837,738
Bank loans	1,964,533	2,007,994
Loan payable to related party	62,835	739,137
Unsecured convertible notes payable,
net of unamortized discounts of $3,041 at 12/31/10	-	26,959
Deferred tax liability	-	12,599
Total Current Liabilities	2,529,528	3,624,427

Stockholders' Equity
Common stock, 300,000,000 shares authorized for issuance, $0.001 par value, 195,339,005 and 102,645,120 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	195,339	102,645
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	4,460,087	3,172,373
Other comprehensive income	61,706	156,750
Accumulated deficit	(2,573,759)	(2,236,296)
Total Stockholders' Equity	2,143,373	1,195,472

Total Liabilities and Stockholders' Equity	$4,672,901	$4,819,899

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended
	December 31, 2011	December 31, 2010

Sales, net	$11,827,208	$12,664,851
Cost of sales	10,926,538	11,890,316
Gross profit	900,670	774,535
Selling, general and administrative expenses	1,159,357	1,041,643
Loss from operations	(258,687)	(267,108)
Other income (expense)
Interest income	3,317	2,225
Investment income	-	3,247
Other income	6,222	-
Curreny exchange gain (loss)	(18,774)	168,714
Interest expense	(67,959)	(89,836)
Total other income (expenses)	(77,194)	84,350
Loss before income taxes	(335,881)	(182,758)
Provision for income taxes expense	8,763	14,646
Loss before extraordinary item	(344,644)	(197,404)
Extraordinary item
Gain from extinguishment of debt
(less of applicable income taxes of $0)	7,181	-
Net loss	$(337,463)	$(197,404)

Loss per share:
Basic and diluted income (loss) per share
Loss before extraordinary item	$(0.00)	$(0.00)
Extraordinary item	$0.00	$-
Net loss	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	152,624,884	102,645,120

Other Comprehensive Income (Loss):
Net Loss	$(337,463)	$(197,405)
Foreign currency translation adjustment	(95,044)	172,028
Comprehensive Income (Loss)	$(432,507)	$(25,377)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance at December 31, 2009	102,645,120	$102,645	$3,172,373	$(15,278)	$(2,038,892)	$1,220,848
Foreign currency translation adjustment	-	-	-	172,028	-	172,028
Net loss	-	-	-	-	(197,404)	(197,404)
Balance at December 31, 2010	102,645,120	$102,645	$3,172,373	$156,750	$(2,236,296)	$1,195,472
Foreign currency translation adjustment	-	-	-	(95,044)	-	(95,044)
Beneficial conversion feature relating to convertible debentures	-	-	(10,000)	. -	-	(10,000)
Common stock issued to settle debt	2,000,000	2,000	28,000	-	-	30,000
Common stock issued for cash	55,500,000	55,500	777,000	-	-	832,500
Common stock issued to settle debt	34,927,218	34,927	488,981	-	-	523,908
Common stock issued for service	266,667	267	3,733	-	-	4,000
Net loss	-	-	-	-	(337,463)	(337,463)
Balance at December 31, 2011	195,339,005	$195,339	$4,460,087	$61,706	$(2,573,759)	$2,143,373

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(337,463)	$(197,404)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Gain on sale of short-term investment	-	(3,247)
Gain on debt extinguishment	7,181	-
Deferred tax	(17,174)	11,678
Depreciation expense	1,424	778
Amortization of debt discount attributable to convertible debentures	10,000	7,500
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(163,980)	617,888
Decrease in inventory	146,450	193,408
(Increase) in other receivable	-	(2,283)
Decrease (Increase) in prapaid expense	(237,665)	26,776
Decrease in deposits	2,439	49,195
(Decrease) in accounts payable and accrued expenses	(312,880)	(459,791)
Increase (Decrease) in other payable	(3,882)	28,850
Net cash used in (provided by) operating activities	(905,550)	273,348
Cash flows from investing activities
Decrease (Increase) in restricted cash	7,033	(64,486)
Purchase of fixed assets	(449)	-
Proceeds from sale of investments	-	56,497
Net cash provided by (used in) investing activities	6,584	(7,989)
Cash flows from financing activities
Proceeds from bank loans	1,865,807	1,702,710
Repayment of bank loans	(1,837,994)	(2,020,402)
Due to related party	40,881	186,800
Repayment of amount due to related party	(211,588)	-
Sale of common stock	832,500	-
Net cash provided by (used in) financing activities	689,606	(130,892)

Effect of exchange rate changes on cash and cash equivalents	(50,297)	122,454

Net increase (decrease) in cash and cash equivalents	(259,657)	256,921

Cash and cash equivalents
Beginning	1,131,339	874,418
Ending	$871,682	$1,131,339

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(CONTINUED)

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$1,920	$214
Interest expense	$61,310	$87,598

Non-cash transactions:
Issuance of common stock to settle convertible debentures	$30,000	$-
Conversion of related party notes payable into common stock	$575,466	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Ltd. and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Exchange Gain (Loss):

During the years ended December 31, 2011 and 2010, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

The Company had restricted cash and investments of $603,089 and $632,094 for years ended December 31, 2011 and 2010, respectively. The restricted cash primarily collateralizes the Company’s bank loans and issuances of standby and commercial letters of credit. The restrictions expire when related obligations are fulfilled.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $182,315 and $188,098 as at December 31, 2011 and December 31, 2010, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2011 and 2010, inventory consisted only of finished goods.

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

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

As of December 31, 2010, Property, Plant & Equipment consist of the following:

Computer and office equipment	$64,533
Accumulated depreciation	(62,881)

$1,652

Depreciation expenses were $1,424 and $778 for the years ended December 31, 2011 and 2010, respectively.

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

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment." This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification ("ASC") 350, "Intangibles — Goodwill and Other." ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." This update amended the presentation options in ASC 220, "Comprehensive Income," to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB subsequently issued ASU 2011-12, "Comprehensive Income —Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income," which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05. The Company will adopt ASU 2011-05 and ASU 2011-12 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the presentation of the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company will adopt ASU 2011-04 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

Going Concern

The Company has incurred a net loss of $337,463 and $197,404 during the years ended December 31, 2011 and 2010, respectively, and has an accumulated deficit of $2,573,759 as of December 31, 2011.

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

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2011, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2012; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Accounts payable	$385,256	$675,600
Accrued expenses	6,427	45,948
Sales tax payable	14,125	37,700
Income tax payable	23,311	-
Accrued payroll	73,041	78,490
Total	$502,160	$837,738

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2011 and 2010, there were $62,835 and $678,737 advances outstanding, respectively.

The Company also had loans payable to five shareholders amounted to $60,400 as of December 31, 2010. These loan payable were converted to common stock at June 21, 2011 at a deemed price of $0.015 per share.

NOTE 5 - LOANS PAYABLE

The Company has loan payable amounting to $1,964,533 as of December 31, 2011 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $603,089 and accounts receivable. The loans payable at December 31, 2011 comprised of the following:

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

		Interest per
Nature	Due on	Annum	Amount
Secured note payable from a bank	12/27/2012	3.22%	141,290
Secured note payable from a bank	5/29/2012	2.97%	453,473
Secured note payable from a bank	5/1/2012	1.70%	773,125
Secured note payable from a bank	5/16/2012	2.22%	104,100
Secured note payable from a bank	3/27/2012	2.57%	161,113
Secured note payable from a bank	1/30/2012	5.20%	331,432
	Total		$1,964,533
	Current portion		$1,964,533
	Long-term portion		$-

NOTE 6 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions -Taiwan and the United States. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2011 and 2010. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

The Company has income tax net operating losses (“NOL”) in 2011. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at December 31, 2011. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2011.

Taiwan:

The statutory tax rate under Taiwan tax law is 17%. The Company has several deferred tax asset items. The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Income tax expense – current	$13,275	$2,047
Income tax expense – deferred	(4,512)	12,599
Total income tax expense	$8,763	$14,646

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2011 and 2010:

	2011		2010
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Net effect of non-taxable income/non-deductible expenses	(5.78%	)	104.63%
Effective tax rate	11.22%		121.63%

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2011 and 2010 are as follows:

U.S:	2011	2010
Deferred tax asset – non-current:
Net operating loss carry forward	$112,341	$-
Valuation allowance	(112,341)	( -)
Net deferred tax asset	$-	$-

Taiwan:	2011		2010
Deferred tax liability- current:
Foreign currency exchange loss (gain)	$-	$	(12,599)
Deferred tax asset - non-current:
Foreign currency exchange loss (gain)	4,512		-
Valuation allowance	-		-
Net deferred tax asset (liability)	$4,512		$(12,599)

NOTE 7 - COMMITTMENTS

Operating Leases

The Company leases various office facilities under operating leases that expire on various dates of years 2012 and 2013. Rental expense for these leases consisted of approximately $32,396 and $37,207 for the years ended December 31, 2011 and 2010, respectively. The Company has future minimum lease obligations of $12,396 and $4,000 for the twelve-month periods ended December 31, 2012 and 2013.

NOTE 8 - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

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

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

On February 22, 2011, the Company entered into a Subscription Agreement- Debt Settlement with the holders of the above convertible notes. Based on the agreement, the holders subscribed 2,000,000 shares of common stock and apply the indebtedness of the convertible notes in payment of the subscription proceeds. Therefore, the embedded beneficial conversion feature of notes is extinguished. In accordance with ASC 470-20, the amount of the reacquisition price to be allocated to the repurchased beneficial conversion features shall be measured using the intrinsic value of that conversion feature at the extinguishment date. The residual amount would be allocated to the convertible security. The Company recognized and measured $10,000 of the intrinsic value of the embedded beneficial conversion feature at the extinguishment date to additional paid-in capital. The gain on extinguishment of the convertible debt security in the amount of $7,181 is recorded as extraordinary item, in accordance with ASC 470-50.

NOTE 9 – COMMON STOCK

On June 21, 2011, the Company issued 55,500,000 shares of its common stock for $0.015 per share to individuals for aggregate gross proceeds of $832,500.

On June 21, 2011, the Company converted its outstanding related party notes payable totaling $523,908 into 34,927,218 shares of Common Stock. The deemed price of the shares issued was $0.015.

On June 21, 2011, the Company issued an aggregate of 266,667 shares of common stock, at a deemed price of $0.015 per share, to pay $4,000 for services.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued these financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2011, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control

During the fiscal year ended December 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
James Wu	58	Chairman, Chief Executive Officer, President and Director
Taifen Day	52	Chief Financial Officer
Cheng Chun-Chih	65	Director (Chairman of Taiwan Halee International Co. Ltd.)
Dr. Shiau Tzong- Huei	56	Director (Chief Technical Officer of Taiwan Halee International Co. Ltd. and Chairman of TransAKT Taiwan Corp.)
Tseng Ming-Huang	42	Director
J.T. Wang	45	Vice President of Asia Operations

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Wu(1) President, Chief Executive Officer, and Director	2011 2011	90,000 90,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
J.T. Wang VicePresident of Asia Operations	2011 2011	40,000 40,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Wu was appointed the President, Chief Executive Officer, and a director of our company on October 25, 2004.

(2)	Mr. Wang was appointed as Vice President of Asia Operations on April 1, 2007.

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

2011 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2011.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
James Wu President, Chief Executive Officer, and Director 2 FL NO 28 Lane 231 Fu-Hsin N Rd Taipei, Taiwan"	5,000,000	2.56%
Cheng Chun-Chih Director (Chairman of Taiwan Halee International Co. Ltd.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan	5,000,000	2.56%
Tseng Ming-Huang Director 503 5F Silvercord Tower 2, 30 Canton Rd Tsimshatsui Kowloon, HKG	100,000	(2)
Dr. Shiau Tzong-Huei Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan"	1,000,000	(2)
Taifen Day Chief Financial Officer 420 12 Ave N.W. Calgary, Alberta T2M 0C9 Canada"	-	(2)
J.T. Wang Vice President of Asia Operations	1,000,000	(2)
Directors and Executive Officers as a Group(1)	12,100,000 Common Shares	6.19%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Ceramicro Technology Corp. 4f No 16-1 Sec 6 Min Chuan East Rd. Neihu District, Taipei Taiwan	35,000,000	17.92%
Lin Yu-Hsiung c/o NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan	10,000,000	5.12%
Other holders of 5% or more	45,000,000 Common Shares	23.04%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2011 and 2010, there were $62,835 and $678,737 advances outstanding, respectively.

The Company also had loans payable to five shareholders amounted to $60,400 as of December 31, 2010. These loan payable were converted to common stock at June 21, 2011 at a deemed price of $0.015 per share.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the yearend for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$63,500	$63,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$63,500	$63,500

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

3.1	Articles of Amalgamation (incorporated by reference from our Form 20-F filed on September 16, 2003).

3.2	By-laws, as amended (incorporated by reference from our Form 20-F filed on September 16, 2003).

Exhibit	Description
Number

10.	Form of Loan Agreement and Promissory Note (incorporated by reference from our Form 20-F filed on September 16, 2003).

10.1	Distribution Agreement with Panasonic (Taiwan) (April, 2011) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.2	Manufacture and Distribution Agreement with Sanyo (April, 2011) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.3	Form of Promissory for Shareholder Loan. (April, 2011) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.4	Form of Subscription Agreement for Convertible Debenture (April, 2011) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

14	Code of Ethics (April, 2011) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2 *	Certificate of Principal Financial Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TransAKT Ltd.
(Registrant)

Dated: March 30, 2012	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 30, 2012	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 30, 2012	/s/ Cheng Chun Chih
Cheng Chun-Chih
Director

Dated: March 30, 2012	/s/ Tseng Ming-Huang
Tseng Ming-Huang
Director

Dated: March 30, 2012	/s/ Dr. Shiau Tzong-Huei
Dr. Shiau Tzong-Huei
Director