Form 10-Q
period 2012-03-31
TRANSAKT LTD.
filed 2012-05-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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
195,339,005 common shares issued and outstanding as of May 15, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2011.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$935,079	871,682
Restricted cash	916,017	603,089
Accounts receivable, net	2,816,123	1,747,862
Inventory	1,339,810	1,151,933
Other receivable, net	9,463	9,212
Prepaid expenses	642,605	258,278
Deferred income taxes	-	4,512
Total Current Assets	6,659,097	4,646,568

Property & Equipment, net	1,340	1,652

Deposits	30,361	24,681

Total Assets	$6,690,798	$4,672,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,421,607	$502,160
Bank loans	1,618,089	1,964,533
Loan payable to related party	483,831	62,835
Total Current Liabilities	4,523,527	2,529,528

Stockholders' Equity
Common stock, 300,000,000 shares authorized for issuance, $0.001 par value, 195,339,005 shares issued and outstanding at March 31, 2012 and December 31, 2011	195,339	195,339
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	4,460,087	4,460,087
Other comprehensive income	119,022	61,706
Accumulated deficit	(2,607,177)	(2,573,759)
Total Stockholders' Equity	2,167,271	2,143,373

Total Liabilities and Stockholders' Equity	$6,690,798	$4,672,901

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three Months Period Ended
	March 31, 2012	March 31, 2011

Sales, net	$2,712,683	$3,483,754
Cost of sales	2,492,677	3,188,973
Gross profit	220,006	294,781
Selling, general and administrative expenses	257,443	240,532
Income (loss) from operations	(37,437)	54,249
Other income (expense)
Interest income	335	321
Other income	-	10,944
Currency exchange gain (loss)	12,894	16,621
Interest expense	(4,602)	(8,423)
Total other income (expenses)	8,627	19,463
Income (loss) before income taxes	(28,810)	73,712
Provision for income taxes expense (benefit)	4,608	(12,562)
Income (loss) before extraordinary item	(33,418)	86,274
Extraordinary item
Gain from extinguishment of debt (less of applicable income taxes of $0)	-	7,195
Net income (loss)	$(33,418)	$93,469

Loss per share:
Basic and diluted income (loss) per share
Loss before extraordinary item	$(0.00)	$0.00
Extraordinary item	$-	$0.00
Net loss	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic and diluted	195,339,005	103,734,009

Other Comprehensive Income (Loss)
Net income (loss)	$(33,418)	$93,469
Foreign currency translation adjustment	57,316	(41,212)
Comprehensive income (loss)	$23,898	$52,257

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three Months Period Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income (loss)	$(33,418)	$93,469
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on debt extinguishment	-	7,195
Deferred tax	4,608	(12,562)
Depreciation expense	353	157
Amortization of debt discount attributable to convertible debentures	-	10,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,014,571)	(1,795,747)
Decrease (Increase) in inventory	(155,537)	78,308
(Increase) in prepaid expense	(376,242)	(262,878)
(Increase) in deposits	(5,059)	-
Increase in accounts payable and accrued expenses	1,894,624	1,509,676
Increase in other payable	-	754,132
Net cash provided by operating activities	314,758	381,750
Cash flows from investing activities
Decrease (Increase) in restricted cash	(294,730)	(92,318)
Net cash used in investing activities	(294,730)	(92,318)
Cash flows from financing activities
Proceeds from bank loans	510,701	1,449,531
Repayment of bank loans	(908,362)	(1,112,464)
Due to related party	417,375	-
Repayment of amount due to related party	-	(220,122)
Net cash provided by financing activities	19,714	116,945
Effect of exchange rate changes on cash and cash equivalents	23,655	(3,554)
Net increase in cash and cash equivalents	63,397	402,823

Cash and cash equivalents
Beginning	871,682	1,131,339
Ending	$935,079	$1,534,162
Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$4,635	$-
Interest expense	$9,115	$3,860
Non-cash transactions:
Issuance of common stock to settle convertible debentures	$-	$30,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $187,287 and $182,315 as at March 31, 2012 and December 31, 2011, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2012 and December 31, 2011, inventory consisted only of finished goods.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2012, there were $483,831 advances outstanding.

NOTE 3 - LOANS PAYABLE

The Company has loan payable amounting to $1,618,089 as of March 31, 2012 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $916,017 and accounts receivable. The loans payable at March 31, 2012 comprised of the following:

		Interest
Nature	Due on	per Annum	Amount
Secured note payable from a bank	12/27/2012	3.22%	169,500
Secured note payable from a bank	8/9/2012	6.00%	81,617
Secured note payable from a bank	5/29/2012	2.97%	292,423
Secured note payable from a bank	8/23/2012	2.90%	310,770
Secured note payable from a bank	5/1/2012	1.70%	143,704
Secured note payable from a bank	7/2/2012	1.64%	260,012
Secured note payable from a bank	5/16/2012	2.22%	104,100
Secured note payable from a bank	7/23/2012	2.39%	195,375
Secured note payable from a bank	8/20/2012	4.00%	60,588
	Total		$1,618,089
	Current portion		1,618,089
	Long-term portion		$-

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

NOTE 5 - SUBSEQUENT EVENT

Acquisition of Vegfab Agricultural Technology Co. Ltd.- On May 3, 2012, we entered into a definitive agreement under which TransAKT will acquire substantially all assets of Vegfab Agricultural Technology Co. Ltd. (“Vegfab”, the “Seller”), a Taiwanese company, for the sum of US$5,500,000 pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with the Seller. The purchase price is being paid by the delivery to Vegfab of: (i) US$1,000,000 in cash; and (ii) 150,000,000 common voting shares issued by TransAKT Ltd., with a deemed value of US$0.03 per share. Vegfab is a manufacturer of highly innovative agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in proprietary a hydroponic system. Vegfab’s product line includes systems for commercial production, and a home growing system which allows families to grow safe, clean vegetables and fruit in their own homes.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited.

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

On May 3, 2012, we entered into a definitive agreement under which TransAKT will acquire substantially all assets of Vegfab Agricultural Technology Co. Ltd. (“Vegfab”, the “Seller”), a Taiwanese company, for the sum of US$5,500,000 pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with the Seller. The purchase price is being paid by the delivery to Vegfab of: (i) US$1,000,000 in cash; and (ii) 150,000,000 common voting shares issued by TransAKT Ltd., with a deemed value of US$0.03 per share. Vegfab is a manufacturer of highly innovative agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in proprietary a hydroponic system. Vegfab’s product line includes systems for commercial production, and a home growing system which allows families to grow safe, clean vegetables and fruit in their own homes.

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

We sustained operating losses of $33,418 and generated operating income of $93,469 during the three month periods ended March 31, 2012 and 2011, respectively, and incurred an accumulated deficit of $2,607,177 and $2,573,759 as of March 31, 2012 and December 31, 2011, respectively. In addition, we expect to incur an operating loss in the 2012 fiscal year.

We have operated principally as a research and development company since our inception. Initial seed capital has been directed toward areas of product research and development, patent filings and administration. We have now completed development of our initial products and have entered into the sales and distribution phase. Our current business is the design, development, production and distribution of mobile wireless equipment, and other telecommunications solutions for business and individual consumers, including VoIP solutions in Taiwan. In 2012, our business will include the design, and distribution of telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, and the distribution of name brand telecommunications equipment including Panasonic, Sanyo, Siemens, etc. in Taiwan. We currently rely exclusively on third parties for the manufacture of products that we design or distribute.

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

Cash Requirements

We generated positive cash flow from operations of $314,758 for the period ended March 31, 2012. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Our operating results for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months ended March 31, 2012 ($)	Three Months ended March 31, 2011 ($)
Operating Revenues	2,712,683	3,483,754
Operating Costs and expenses	2,750,120	3,429,505
Income (loss) from Operations	(37,437)	54,249
Other Income (Expenses)	8,627	19,463
Provision for Income Taxes expense (benefit)	4,608	(12,562)
Income (loss) before extraordinary item	(33,418)	86,274
Extraordinary item	-	7,195
Net Income (loss)	(33,418)	93,469

Net Income (loss) per share (basic and diluted)	0.00	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended March 31, 2012 decreased by $771,116 to $2,712,683 compared to $3,483,754 for the same period in 2011. The decreased sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was primarily due to the overall economic downturn in 2012. Cost of sales for the three months ended March 31, 2012 totaled $2,492,677 or approximately 91.88% of net sales compared to $3,188,973 or approximately 91.54% for the three months ended March 31, 2011. Gross profit as a percentage of net sales was 8.12% for the three month ended March 31, 2012, compared to 8.46% in the same period of 2011. The change in gross profit in 2012 was not significant.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 totaled $257,443 or approximately 9.49% of net sales compared to $240,532 or approximately 6.90% for the three months ended March 31, 2011, an increase of $16,911. The increase in operating expenses was primarily due to a increase in professional fees, which is partially offset by decreases in rent and salary expenses.

Income (Loss) from Operations

Loss from operations for the three months ended March 31, 2012 totaled $(37,437) or approximately 1.38% of sales compared to an income of $54,249 or approximately 1.56% of sales for the three months ended March 31, 2011, a decrease of $ 91,686. The decrease in income from operations was primarily due to decreased sales.

Other Income (expenses)

Other income decreased approximately $10,836 to $8,627 for the three months ended March 31, 2012 from $19,463 for the same period in 2011. The decrease in net other income was primarily due to the decrease in other income and decrease in currency exchange gain, which is partially offset by the decrease in interest expense.

Extraordinary item

A gain from extinguishment o f convertible debenture of 7,195 was recorded in the three month period ended March 31, 2011.

Net Income (Loss)

Income (loss) for the three months ended March 31, 2012 totaled $(33,418) compared to $93,469 for the three months ended March 31, 2011, a decrease of $126,887. The decrease in net income was primarily due to the reasons described above.

Liquidity and Capital Resources

Our financial position as at March 31, 2011 and December 31, 2010 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	March 31, 2012	December 31, 2011
Current Assets	$6,659,097	$4,646,568
Current Liabilities	$4,523,527	$2,529,528
Working Capital (Deficiency)	$2,135,570	$2,117,040

Our working capital surplus increased from $2,117,040 at December 31, 2011 to $2,135,570 at March 31, 2012 primarily as a result of increases in cash and cash equivalents, restricted cash, accounts receivable, inventory, and prepayments, and increases in loan payable to related party, and accounts payable and accrued expenses,, which is partially offset by decrease in bank loan.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Net cash provided by (used in) Operating Activities	$314,758	$381,750
Net cash provided by (used in) Investing Activities	$(294,730)	$(92,318)
Net cash provided by (used in) Financing Activities	$19,714	$116,945
Increase (Decrease) in Cash and Cash Equivalents during the Period	$63,397	$402,823
Cash, Beginning of Period	$871,682	$1,131,339
Cash, End of Period	$935,079	$1,534,162

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2012, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of March 31, 2012, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of March 31, 2012.

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

Changes in Internal Control

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sustained operating losses for of $(33,418) for the period ended March 31, 2012. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

We generated positive cash flow from operations of $314,758 for the period ended March 31, 2012, and a positive cash flow from operations of $381,750 for the period ended March 31, 2011. Although our operating activities generated net proceeds in fiscal 2011, we continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

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

Our shares currently trade on the OTC Markets OTCQB (“OTCQB”) with limited activity. If this market is not sustained or we are unable to satisfy any future trading criteria that may be imposed by the Financial Industry Regulation Authority (“FINRA”) on our market makers or by the Securities and Exchange Commission (“SEC”) on us, there may not be any liquidity for our shares. What’s more, we have not generated any profit from the sale of our products to date. These factors could have a negative impact on the liquidity of any investment made in our stock.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At March 31, 2012, we had 195,339,005 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Our shares currently trade on the OTCQB with limited trading. If this market is not sustained or we are unable to satisfy any future trading criteria that may be imposed on our market makers by the Financial Industry Regulations Authority (“FINRA”) or by the SEC on us, there may not be any liquidity for our shares. We have generated only limited revenue from the sale of our products to date. These factors could have a negative impact on the liquidity of any investment made in our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amalgamation (incorporated by reference from our Form 20-F filed on September 16, 2003).

3.2	By-laws, as amended (incorporated by reference from our Form 20-F filed on September 16, 2003).

(10)	Material Contracts

10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Form 20-F filed on September 16, 2003).

10.2	Distribution Agreement with Panasonic (Taiwan) (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.3	Manufacture and Distribution Agreement with Sanyo (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

10.4	Form of Promissory for Shareholder Loan. (April, 2010) (incorporated by reference from our Form 20- F/A filed on January 21, 2011).

10.5	Form of Subscription Agreement for Convertible Debenture (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

(14)	Code of Ethics

14.1	Code of Ethics (April, 2010) (incorporated by reference from our Form 20-F/A filed on January 21, 2011).

(21)	Subsidiaries of the Registrant

21.1	TransAKT Holdings Limited, a Turks and Caicos company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAKT LTD.
(Registrant)

Dated: May 15, 2012	/s/ James Wu
James Wu
President and Chief Executive Officer (Principal
Executive Officer)

Dated: May 15, 2012	/s/ Taifen Day
Taifen Day
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)