Form 10-Q
period 2012-06-30
TRANSAKT LTD.
filed 2012-08-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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
400,193,572 common shares issued and outstanding as of August 14, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three and six month periods ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2011.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

CONTENTS

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,148,299	$871,682
Restricted cash	648,471	603,089
Accounts receivable, net	1,843,742	1,747,862
Inventory	1,615,890	1,151,933
Other receivable, net	9,323	9,212
Prepaid expenses	1,251,939	258,278
Deferred income taxes	-	4,512
Total Current Assets	6,517,664	4,646,568

Property & Equipment, net	965	1,652

Deposits	27,703	24,681

Total Assets	$6,546,332	$4,672,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,984,718	$502,160
Bank loans	1,420,465	1,964,533
Loan payable to related party	55,098	62,835
Total Current Liabilities	3,460,281	2,529,528

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 235,193,572 and 195,339,005 shares issued and outstanding at June 30, 2012 and December 31, 2011	235,194	195,339
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	5,615,869	4,460,087
Other comprehensive income	54,014	61,706
Accumulated deficit	(2,819,026)	(2,573,759)
Total Stockholders' Equity	3,086,051	2,143,373

Total Liabilities and Stockholders' Equity	$6,546,332	$4,672,901

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Period Ended		Three Months Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales, net	$4,650,387	$6,338,335	$1,937,704	$2,854,581
Cost of sales	4,398,428	5,838,302	1,905,751	2,649,329
Gross profit	251,959	500,033	31,953	205,252
Selling, general and administrative expenses	492,317	620,947	234,874	380,415
Loss from operations	(240,358)	(120,914)	(202,921)	(175,163)
Other income (expense)
Interest income	1,728	1,573	1,393	1,252
Other income (expense)	-	6,294	-	(4,650)
Currency exchange gain (loss)	14,355	67,241	1,461	77,175
Interest expense	(20,992)	(32,106)	(16,390)	(23,683)
Total other income (expenses)	(4,909)	43,002	(13,536)	50,094
Loss before income taxes	(245,267)	(77,912)	(216,457)	(125,069)
Provision for income taxes expense (benefit)	-	(12,673)	(4,608)	(111)
Loss before extraordinary item	(245,267)	(65,239)	(211,849)	(124,958)
Extraordinary item
Gain from extinguishment of debt
(less of applicable income taxes of $0)	-	7,263	-	-
Net loss	$(245,267)	$(57,976)	$(211,849)	$(124,958)

Loss per share:
Basic and diluted income (loss) per share
Loss before extraordinary item	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Extraordinary item	$-	$0.00	$-	$-
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	205,193,156	109,202,793	254,901,874	114,611,481

Other Comprehensive Income (Loss)
Net loss	$(245,267)	$(57,976)	$(211,849)	$(124,958)
Foreign currency translation adjustment	(7,692)	12,660	(65,008)	53,881
Comprehensive income (loss)	$(252,959)	$(45,316)	$(276,857)	$(71,077)

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Period Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income (loss)	$(245,267)	$(57,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt extinguishment	-	7,263
Deferred tax	4,608	(12,673)
Depreciation expense	705	317
Amortization of debt discount attributable to convertible debentures	-	10,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(75,365)	(1,926,457)
Decrease (Increase) in inventory	(454,036)	325,701
(Increase) in prepaid expense	(1,012,901)	(176,990)
(Increase) in deposits	(3,058)	(14,181)
Increase in accounts payable and accrued expenses	1,487,960	1,025,011
(Decrease) in other payable	-	(3,926)
Net cash used in operating activities	(297,354)	(823,911)
Cash flows from investing activities
Decrease (Increase) in restricted cash	(38,413)	41,797
Net cash provided by (used in) investing activities	(38,413)	41,797
Cash flows from financing activities
Proceeds from bank loans	677,984	1,874,810
Repayment of bank loans	(1,250,965)	(1,834,994)
Due to related party	22,067	93,318
Repayment of amount due to related party	(29,848)	(209,190)
Sale of common stock	1,186,409	765,275
Net cash provided by financing activities	605,647	689,219
Effect of exchange rate changes on cash and cash equivalents	6,737	(5,659)
Net increase (decrease) in cash and cash equivalents	276,617	(98,554)
Cash and cash equivalents
Beginning	871,682	1,131,339
Ending	$1,148,299	$1,032,785

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$4,608	$-
Interest expense	$23,976	$32,106
Non-cash transactions:
Issuance of common stock to settle convertible debentures	$-	$30,000
Conversion of related party notes payable into common stock	$-	$582,064

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $184,525 and $182,315 as at June 30, 2012 and December 31, 2011, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2012 and December 31, 2011, inventory consisted only of finished goods.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2012, there were $55,098 advances outstanding.

NOTE 3 - LOANS PAYABLE

The Company has loan payable amounting to $1,420,465 as of June 30, 2012 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $648,471 and accounts receivable. The loans payable at June 30, 2012 comprised of the following:

		Interest
Nature	Due on	per Annum	Amount
Secured note payable from a bank	12/27/2012	3.22%	169,500
Secured note payable from a bank	8/9/2012	6.00%	119,730
Secured note payable from a bank	9/8/2012	2.89%	342,900
Secured note payable from a bank	11/18/2012	2.21%	183,427
Secured note payable from a bank	9/3/2012	1.71%	228,188
Secured note payable from a bank	10/1/2012	2.39%	101,276
Secured note payable from a bank	11/10/2012	4.00%	275,444
	Total		$1,420,465
	Current portion		1,420,465
	Long-term portion		$-

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

NOTE 5 – COMMON STOCK

On May 17, 2012, the Company issued an aggregate of 39,854,567 shares of common stock at a price of $0.03 per share, pursuant to the closing of a private placement, for aggregate gross proceeds of approximately $1,200,000.

On June 25, 2012, the Company amended its articles of incorporation to increase the authorized number of shares of common stock from 300,000,000 to 700,000,000 shares of common stock, par value of $0.001 per share.

NOTE 6 – SUBSEQUENT EVENTS

On May 3, 2012, the Company entered into a definitive agreement under which TransAKT Ltd. (“TransAKT, the “Purchaser”), a Nevada company. TransAKT will acquire substantially all assets of Vegfab Agricultural Technology Co. Ltd. (“Vegfab”) for the sum of US$5,500,000 pursuant to an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with the purchaser. The purchase price is being paid by the delivery to Vegfab of: (i) US$1,000,000 in cash; and (ii) 150,000,000 common voting shares issued by TransAKT Ltd., with a deemed value of US$0.03 per share.

On July 26, 2012, the parties elected at closing to instead proceed with an acquisition of the 100% equity of Vegfab.

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

On July 26, 2012, the parties elected at closing to instead proceed with an acquisition of the 100% equity of Vegfab.

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

We sustained operating losses of $245,267 and generated operating income of $57,976 during the six month periods ended June 30, 2012 and 2011, respectively, and incurred an accumulated deficit of $2,819,026 and $2,573,759 as of June 30, 2012 and December 31, 2011, respectively. In addition, we expect to incur an operating loss in the 2012 fiscal year.

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

Cash Requirements

We had negative cash flow from operations of $(297,354) for the period ended June 30, 2012. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Our operating results for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months ended June 30, 2012 ($)	Three Months ended June 30, 2011 ($)
Operating Revenues	1,937,704	2,854,581
Operating Costs and expenses	2,140,625	3,029,744
Income (loss) from Operations	(202,921)	(175,163)
Other Income (Expenses)	(13,536)	50,094
Provision for Income Taxes expense (benefit)	4,608	(111)
Income (loss) before extraordinary item	(211,849)	(124,958)
Extraordinary item	-	-
Net Income (loss)	(211,849)	(124,958)

Net Income (loss) per share (basic and diluted)	0.00	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended June 30, 2012 decreased by $916,877 to $1,937,704 compared to $2,854,581 for the same period in 2011. The decreased sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was primarily due to the overall economic downturn in 2012. Cost of sales for the three months ended June 30, 2012 totaled $1,905,751 or approximately 98.35% of net sales compared to $2,649,329 or approximately 92.81% for the three months ended June 30, 2011. Gross profit as a percentage of net sales was 1.65% for the three month ended June 30, 2012, compared to 7.19% in the same period of 2011. The decrease in gross profit percentage was due to increase in sales discount in current period.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 totaled $234,874 or approximately 12.12% of net sales compared to $380,415 or approximately 13.33% for the three months ended June 30, 2011, a decrease of $145,411. The decrease in operating expenses was primarily due to a decrease in professional fees and salary expense.

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2012 totaled $(202,921) or approximately (10.47)% of sales compared to a loss of $(175,163) or approximately (6.14)% of sales for the three months ended June 30, 2011, an increase of $(27,758). The increase in loss from operations was primarily due to decreased sales amount and gross profit, which partially offset by the decreased operating expenses.

Other Income (expenses)

Other income (expenses) decreased approximately $63,630 to $(13,536) for the three months ended June 30, 2012 from $50,094 for the same period in 2011. The decrease in net other income was primarily due to a decrease in currency exchange gain, which is partially offset by the decrease in interest expense.

Net Income (Loss)

Net loss for the three months ended June 30, 2012 totaled $(211,849) compared to $(124,958) for the three months ended June 30, 2011, an increase of $(86,891). The increase in net loss was primarily due to the reasons described above.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Our operating results for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months ended June 30, 2012 ($)	Six Months ended June 30, 2011 ($)
Operating Revenues	4,650,387	6,338,335
Operating Costs and expenses	4,890,745	6,459,249
Income (loss) from Operations	(240,358)	(120,914)
Other Income (Expenses)	(4,909)	43,002
Provision for Income Taxes expense (benefit)	-	(12,673)
Income (loss) before extraordinary item	(245,267)	(65,239)
Extraordinary item	-	7,263
Net Income (loss)	(245,267)	(57,976)

Net Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the six months ended June 30, 2012 decreased by $1,687,948 to $4,650,387 compared to $6,338,335 for the same period in 2011. The change in revenue and sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was primarily due to the overall economic downturn in 2012. Cost of sales for the six months ended June 30, 2012 totaled $4,398,428 or approximately 94.58% of net sales compared to $5.838.302 or approximately 92.11% for the six months ended June 30, 2011. Gross profit as a percentage of net sales was 5.42% for the three month ended June 30, 2012, compared to 7.89% in the same period of 2011. The decrease in gross profit percentage was due to increase in sales discount in current period.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 totaled $492,317 or approximately 10.59% of net sales compared to $620,947 or approximately 9.80% for the six months ended June 30, 2011, a decrease of $128,630. The decrease in operating expenses was primarily due to a decrease in salary, which is partially offset by an increase in professional fees.

Income (Loss) from Operations

Loss from operations for the six months ended June 30, 2012 totaled $(240,358) or approximately (5.17)% of sales compared to a loss of $(120,914) or approximately (1.91)% of sales for the six months ended June 30, 2011, an increase of $(119,444). The increase in loss from operations was primarily due to decreased sales amount and gross profit, which partially offset by the decreased operating expenses.

Other Income (expenses)

Other income decreased approximately $47,911 to $(4,909) for the six months ended June 30, 2012 from $43,002 for the same period in 2011. The decrease in net other income was primarily due to a decrease in currency exchange gain and a decrease in other income, which was partially offset by the decreased interest expense.

Extraordinary item

A gain from extinguishment of convertible debenture of $7,263 was recorded in the six month period ended June 30, 2011.

Net Income (Loss)

Net loss for the six months ended June 30, 2012 totaled $(245,267) compared to $(57,976) for the six months ended June 30, 2011, an increase of $(187,291). The increase in net loss was primarily due to the reasons described above.

Liquidity and Capital Resources

Our financial position as at June 30, 2012 and December 31, 2011 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	June 30, 2012	December 31, 2011
Current Assets	$6,517,664	$4,646,568
Current Liabilities	$3,460,281	$2,529,528
Working Capital (Deficiency)	$3,057,383	$2,117,040

Our working capital surplus increased from $2,117,040 at December 31, 2011 to $3,057,383 at June 30, 2012 primarily as a result of increases in cash and cash equivalents, restricted cash, accounts receivable, inventory, and prepayments, and decreases in bank loan and loan from shareholders, which is partially offset by increases in accounts payable and accrued expenses

Cash Flows
	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Net cash provided by (used in) Operating Activities	$(297,354)	$(823,911)
Net cash provided by (used in) Investing Activities	$(38,413)	$41,797
Net cash provided by (used in) Financing Activities	$605,647	$689,219
Increase (Decrease) in Cash and Cash Equivalents during the Period	$276,617	$(98,554)
Cash, Beginning of Period	$871,682	$1,131,339
Cash, End of Period	$1,148,299	$1,032,785

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2012 was $(297,354), a decrease of $526,557 compared to $(823,911) net cash used in operating activities during the six months ended June 30, 2011. The decrease in the cash used in operating activities was primarily due to current period loss, increases in account receivable, inventory, prepaid expenses and deposits, and an increase in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2012 was $(38,413), which was an increase of $80,210, compared to $41,797 net cash provided by investing activities during the six months ended June 30, 2011. The increase in the cash used in investing activities was primarily due to an increase in restricted cash.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2012 was $605,647, which was an decrease of $83,572, compared to $689,219 net cash provided by financing activities during the six months ended June 30, 2011. The increase in the cash used in investing activities was primarily due to the proceed from sale of common stock, which is partially offset by a repayment of amount due from related party, and a net decrease in bank loan.

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

Cash on hand as of June 30, 2012 was $1,148,299.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2012, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of June 30, 2012, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2012.

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

Changes in Internal Control

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sustained operating losses of $(245,267) for the period ended June 30, 2012. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

We used cash flow from operations of $(297,354) for the period ended June 30, 2012, and used cash flow from operations of $(823,911) for the period ended June 30, 2011. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,000,000 to sustain operations and market our products effectively.

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

Holders of our common stock in the United States may experience substantial difficulty in selling their securities as a result of the “penny stock rules.” Our common stock is subject to the penny stock rules propagated by the U.S. Securities and Exchange Commission, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to make a market in our stock.

The large number of shares eligible for future sale by existing shareholders may adversely affect the market price for our common shares.

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At August 14, 2012, we had 400,193,572 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2012, the Company issued an aggregate of 39,854,567 shares of common stock at a price of $0.03 per share, pursuant to the closing of a private placement, for aggregate gross proceeds of approximately $1,200,000. Proceeds from the private placement are to be used for our acquisition of Vegfab Agricultural Technology Co. Ltd. and general operating expenses.

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

TRANSAKT LTD.
(Registrant)

Dated: August 14, 2012	/s/ James Wu
James Wu
President and Chief Executive Officer (Principal
Executive Officer)

Dated: August 14, 2012	/s/ Taifen Day
Taifen Day
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)