Form 10-Q
period 2012-09-30
TRANSAKT LTD.
filed 2012-11-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

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
403,526,905 common shares issued and outstanding as of November 14, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2011.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,198,890	$871,682
Restricted cash	678,690	603,089
Accounts receivable, net	2,076,036	1,747,862
Inventory	1,852,058	1,151,933
Other receivable, net	11,651	9,212
Prepaid expenses	377,560	258,278
Deferred income taxes	-	4,512
Total Current Assets	6,194,885	4,646,568
Property & Equipment, net	316,332	1,652
Goodwill	5,163,739	-
Deposits	45,003	24,681

Total Assets	$11,719,959	$4,672,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,849,154	$502,160
Bank loans	1,773,570	1,964,533
Loan payable to related party	297,648	62,835
Current portion of obligation under capital leases	76,495	-
Customer deposits	238,700	-
Total Current Liabilities	4,235,567	2,529,528
Long term liabilities obligation under capital leases	79,638	-
Total liabilities	4,315,205	2,529,528

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 403,526,905 and 195,339,005 shares issued and outstanding at September 30, 2012 and December 31, 2011	403,527	195,339
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	10,497,536	4,460,087
Other comprehensive income	118,733	61,706
Accumulated deficit	(3,615,042)	(2,573,759)
Total Stockholders' Equity	7,404,754	2,143,373

Total Liabilities and Stockholders' Equity	$11,719,959	$4,672,901

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Period Ended		Three Months Period Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Sales, net	$6,950,666	$9,059,500	$2,300,279	$2,721,165
Cost of sales	6,500,508	8,326,450	2,102,080	2,488,148

Gross profit	450,158	733,050	198,199	233,017
Selling, general and administrative expenses	1,503,490	907,366	1,011,173	286,419
Loss from operations	(1,053,332)	(174,316)	(812,974)	(53,402)
Other income (expense)
Interest income	2,088	1,892	360	319
Other income (expense)	-	6,292	-	(2)
Currency exchange gain (loss)	40,062	63,206	25,707	(4,038)
Interest expense	(30,101)	(43,443)	(9,109)	(11,337)
Total other income (expenses)	12,049	27,947	16,958	(15,058)
Loss before income taxes	(1,041,283)	(146,369)	(796,016)	(68,460)
Provision for income taxes expense (benefit)	-	(12,636)	0	37
Loss before extraordinary item	(1,041,283)	(133,733)	(796,016)	(68,497)
Extraordinary item
Gain from extinguishment of debt (less of applicable income taxes of $0)	-	7,261	-	-
Net loss	$(1,041,283)	$(126,472)	$(796,016)	$(68,497)

Loss per share:
Basic and diluted income (loss) per share
Loss before extraordinary item	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Extraordinary item	$-	$0.00	$-	$-
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	215,266,289	138,230,381	235,193,572	195,339,005

Other Comprehensive Income (Loss)
Net loss	$(1,041,283)	$(126,472)	$(796,016)	$(68,497)
Foreign currency translation adjustment	57,027	(122,016)	64,719	(134,976)
Comprehensive income (loss)	$(984,256)	$(248,488)	$(731,297)	$(203,473)

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Period Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income (loss)	$(1,041,283)	$(126,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on debt extinguishment	-	7,261
Deferred tax	4,608	(12,636)
Depreciation expense	9,176	474
Common stock issued for service	550,000	-
Amortization of debt discount attributable to convertible debentures	-	10,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(244,487)	(1,181,809)
Decrease (Increase) in inventory	(545,082)	17,172
Decrease (Increase) in prepaid expense	256,697	(239,693)
Decrease (Increase) in deposits	(10,784)	2,458
Increase in accounts payable and accrued expenses	1,200,030	940,013
Decrease in customer deposits	(18,652)	-
Decrease in other payable	-	(3,925)
Net cash provided by (used in) operating activities	160,223	(587,157)
Cash flows from investing activities
Acquisition of property and equipment	(1,801)	-
Decrease (Increase) in restricted cash	(58,487)	128,421
Cash held by Vegfab at acquisition date	9,468	-
Payment of acquisition of VegFab	(1,000,000)	-
Net cash provided by (used in) investing activities	(1,050,820)	128,421
Cash flows from financing activities
Proceeds from bank loans	1,350,631	1,921,098
Repayment of bank loans	(1,604,070)	(1,836,494)
Proceeds from repayment of shareholder loan	190,742	-
Repayment of loan from others	(128,884)	-
Principal payments under capital lease obligations	(14,275)	-
Due to related party	226,425	109,718
Repayment of amount due to related party	(29,835)	(209,251)
Proceeds from issuance of common stock	1,195,637	765,051
Net cash provided by financing activities	1,186,371	750,122

Effect of exchange rate changes on cash and cash equivalents	31,434	(80,604)
Net increase (decrease) in cash and cash equivalents	327,208	210,782
Cash and cash equivalents
Beginning	871,682	1,131,339
Ending	$1,198,890	$1,342,121
Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$4,608	$-
Interest expense	$53,445	$37,189

Non-cash transactions:
Issuance of common stock to settle convertible debentures	$-	$30,000
Conversion of related party notes payable into common stock	$-	$581,893

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SETPEMBER 30, 2012

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

On July 26, 2012, the Company acquired 100% equity of Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”), a company incorporated under the laws of the Republic of China (“ROC, Taiwan”). Vegfab is mainly engaged in selling agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems.

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited, and Vegfab Agricultural Technology Co., Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $188,392 and $182,315 as at September 30, 2012 and December 31, 2011, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2012 and December 31, 2011, inventory consisted only of finished goods.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Intangible assets

Intangible assets include a patent. With the adoption of FASB ASC Topic 350, “Intangibles” (formerly SFAS No. 142), intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2012, there were $297,648 advances outstanding.

NOTE 3 - LOANS PAYABLE

The Company has loan payable amounting to $1,773,570 as of September 30, 2012 from several commercial banks in Taiwan. The loans are partially secured by certificate of deposits for $678,690 and accounts receivable. The loans payable at September 30, 2012 comprised of the following:

		Interest
Nature	Due on	per Annum	Amount
Secured note payable from a bank	12/27/2012	3.22%	169,500
Secured note payable from a bank	10/19/2012	5.70%	57,195
Secured note payable from a bank	2/22/2013	2.89%	273,413
Secured note payable from a bank	1/26/2013	2.21%	395,978
Secured note payable from a bank	1/1/2013	1.76%	316,888
Secured note payable from a bank	10/5/2012	2.37%	120,005
Secured note payable from a bank	2/22/2013	4.00%	264,055
Secured note payable from a bank	1/18/2013	2.50%	161,810
Secured note payable from a bank	3/29/2013	2.70%	14,726
	Total		$1,773,570
	Current portion		1,773,570
	Long-term portion		$-

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

On February 22, 2011, the Company entered into a Subscription Agreement- Debt Settlement with the holders of the above convertible notes. Based on the agreement, the holders subscribed 2,000,000 shares of common stock and apply the indebtedness of the convertible notes in payment of the subscription proceeds. Therefore, the embedded beneficial conversion feature of notes is extinguished. In accordance with ASC 470-20, the amount of the reacquisition price to be allocated to the repurchased beneficial conversion features shall be measured using the intrinsic value of that conversion feature at the extinguishment date. The residual amount would be allocated to the convertible security. The Company recognized and measured $10,000 of the intrinsic value of the embedded beneficial conversion feature at the extinguishment date to additional paid-in capital. The gain on extinguishment of the convertible debt security in the amount of $7,261 is recorded as extraordinary item, in accordance with ASC 470-50.

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

On July 26, 2012, the Company issued 150,000,000 shares of common stock as a part of consideration for acquisition of Vegfab Agricultural Technology Co., Ltd. (Note 6).

On July 2012, the Company issued 18,333,333 shares of common stock to the Company’s president, pursuant to the acquisition of Vegfab Agricultural Technology Co., Ltd. The Company agreed to pay its president share compensation of 10% of the value of the acquisition that he secured for the company.

NOTE 6 – BUSINESS COMBINATION

On July 26, 2012, TransAKT Ltd. acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”) for for the sum of US$5,500,000. The purchase price is being paid by the delivery to Vegfab of: (i) US$1,000,000 in cash; and (ii) 150,000,000 common voting shares issued by TransAKT Ltd., with a deemed value of US$0.03 per share. The acquisition was accounted for as a business combination under the purchase method of accounting. Vegfab’s results of operations were included in the Company’s results beginning July 27, 2012. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date as summarized in the following:

Purchase price	$5,500,000

Allocation of the purchase price:
Cash and cash equivalents	9,468
Accounts receivable, net	21,929
Inventory	107,267
Due from related party	187,912
Prepaid expenses	343,019
Property, plant, and equipment, net	313,586
Other assets	8,300
Short-term loan	(126,971)
Accounts payable	(97,084)
Advance from customers	(265,090)
Capital lease obligation	(166,075)
Fair value of net assets acquired	336,261

Goodwill	$5,163,739

Vegfab contributed net revenues of $86,247 and net loss of $179,679 from July 27, 2012 through September 30, 2012.

NOTE 7 – LEASE COMMITMENTS

Operating Leases:

In 2012, the Company leases certain office, warehouse, and store facilities from unrelated third parties under operating leases that expire at various dates through December 31, 2014. The following schedule shows the aggregate future minimum lease payments required by year under the operating lease:

Twelve Months Ending September 30,
2013	$47,740
2014	25,916
2015	4,092

$77,748

Total rental expenses for the nine month period ended September 30, 2012 was $35,264.

Sale-leaseback Transaction:

In September 2011, the Company entered into a sale-leaseback arrangement relating to its certain equipments. Under the terms of the arrangement, the Company’s equipments, which had a carrying value of $236,350, were sold in cash at a price equal to their carrying value. The Company then leased the property back under a 37 month capital lease that requires month lease payments in a range of $6,600 to $8,580. The Company has an option to purchase the property at the end of lease. The transaction has been accounted for as a financing arrangement, wherein the equipment continued to be reported on the Company’s balance sheet, and depreciation expense on the equipment continued to be recognized. At September 30, 2012, the leased property had a cost of $253,341 and accumulated depreciation of $31,662. Depreciation of assets leased under capital leases is included in depreciation expense.

The following is a schedule by years of future minimum lease payments required under the lease together with their present value as of September 30, 2012:

Twelve Months Ending September 30,
2013	$94,116
2014	81,158

Total minimum lease payments	175,274
Less amount representing interest	19,141

Present value of minimum lease payments	$156,133

NOTE 8 – SEGMENT REPORTING

As defined in ASC Topic 280, “Segment Reporting” (formerly SFAS No. 131), the Company has two reportable segments, distribution of Taiwan telecommunications equipment, and sales of agricultural equipment. Earnings performance is measured using segment operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of acquisition was retained.

Reported segment profit or loss and segment assets:

		Agricultural
For The Nine Months Ended	Telecommunication	Equipment
September 30, 2012	Division	Division	Total
Revenues from external customers	$6,864,419	$86,247	$6,950,666
Intersegment revenues	-	-	0
Interest revenue	2,088	0	2,088
Interest expense	(26,852)	(3,249)	(30,101)
Net interest (expense) income	(24,764)	(3,249)	(28,013)
Depreciation and amortization	(1,058)	(8,118)	(9,176)
Noncontrolling interest	-	-	0
Segment net profit (loss)	(861,603)	(179,679)	(1,041,282)
Segment assets	5,496,400	1,059,820	6,556,220

Reconciliation of reportable segment revenues, profit or loss, and assets, to the consolidated totals:

Revenues
Total revenue from reportable segments	$6,950,666
Other revenues	-
Elimination of intersegment revenues	-
Total consolidated revenues	$6,950,666

Profit or Loss
Total profit (loss) from reportable segments	($1,041,283)
Other profit (loss)	-
Elimination of intersegment profit (loss)	-
Total consolidated profit	($1,041,283)

Assets
Total assets from reportable segments	$6,556,220
Other assets	-
Elimination of intersegment assets	-
Goodwill not allocated to segments	5,163,739
Total consolidated profit	$11,719,959

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

On May 3, 2012, we entered into a definitive agreement under which our company will acquire substantially all assets of Vegfab Agricultural Technology Co. Ltd., a Taiwanese company, for the sum of US$5,500,000 pursuant to an Asset Purchase and Sale Agreement with Vegfab. The purchase price is being paid by the delivery to Vegfab of: (i) US$1,000,000 in cash; and (ii) 150,000,000 common voting shares issued by our company, with a deemed value of US$0.03 per share. Vegfab is a manufacturer of highly innovative agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in proprietary a hydroponic system. Vegfab’s product line includes systems for commercial production, and a home growing system which allows families to grow safe, clean vegetables and fruit in their own homes.

On July 26, 2012, we acquired 100% of the equity interests of the Vegfab for the sum of US$5,500,000. The purchase price is being paid by the delivery to Vegfab of: (i) US$1,000,000 in cash; and (ii) 150,000,000 common voting shares issued by our company, with a deemed value of US$0.03 per share. The acquisition was accounted for as a business combination under the purchase method of accounting. Vegfab’s results of operations were included in our company’s results beginning July 27, 2012.

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

We sustained operating losses of $1,041,283 and sustained operating losses of $126,472 during the nine month periods ended September 30, 2012 and 2011, respectively, and incurred an accumulated deficit of $3,615,042 and $2,573,759 as of September 30, 2012 and December 31, 2011, respectively. In addition, we expect to incur an operating loss in the 2012 fiscal year.

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

Cash Requirements

We had cash flow from operations of $160,223 for the period ended September 30, 2012. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $5,000,000 to sustain operations and market our products effectively.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Our operating results for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three months ended September 30, 2012 ($)	Three months ended September 30, 2011 ($)
Operating Revenues	2,300,279	2,721,165
Operating Costs and expenses	3,113,253	2,774,567
Income (loss) from Operations	(812,974)	(53,402)
Other Income (Expenses)	16,958	(15,058)
Provision for Income Taxes expense (benefit)	-	37
Income (loss) before extraordinary item	(796,016)	(68,497)
Extraordinary item	-	-
Net Income (loss)	(796,016)	(68,497)

Net Income (loss) per share (basic and diluted)	0.00	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended September 30, 2012 decreased by $420,886 to $2,300,279 compared to $2,721,165 for the same period in 2011. The decreased sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was primarily due to the overall economic downturn in 2012. The deceased sales volume in telecommunications equipment was partially offset by the revenue from our newly acquired agricultural equipment business. Cost of sales for the three months ended September 30, 2012 totaled $2,102,080 or approximately 91.38% of net sales compared to $2,488,148 or approximately 91.44% for the three months ended September 30, 2011. Gross profit as a percentage of net sales was 8.62% for the three month ended September 30, 2012, compared to 8.56% in the same period of 2011. The change in gross profit percentage was not significant. Our newly acquired agricultural equipment business had no significant impact on our revenue and cost of sales.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 totaled $ $1,011,173 or approximately 43.96% of net sales compared to $286,419 or approximately 10.53% for the three months ended September 30, 2011, an increase of $724,754. The increase in operating expenses was primarily due to the operating expense from the newly acquired agricultural equipment business division, and $550,000 performance compensation paid to the company’s president for the acquisition.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2012 totaled $(812,974) or approximately (35.34)% of sales compared to a loss of $(53,402) or approximately (1.96)% of sales for the three months ended September 30, 2011, an increase of 759,572. The increase in loss from operations was primarily due to decreased sales amount and gross profit, and the increased operating expenses.

Other Income (expenses)

Other income (expenses) increased approximately $32,016 to $16,958 for the three months ended September 30, 2012 from $(15,058) for the same period in 2011. The increase in net other income was primarily due to an increase in currency exchange gain, and the decrease in interest expense.

Net Income (Loss)

Net loss for the three months ended September 30, 2012 totaled $(796,016) compared to $(68,497) for the three months ended September 30, 2011, an increase of $(727,519). The increase in net loss was primarily due to the reasons described above.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Our operating results for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine months ended September 30, 2012 ($)	Nine months ended September 30, 2011 ($)
Operating Revenues	6,950,666	9,059,500
Operating Costs and expenses	8,003,998	9,233,816
Income (loss) from Operations	(1,053,332)	(174,316)
Other Income (Expenses)	12,049	27,947
Provision for Income Taxes expense (benefit)	-	(12,673)
Income (loss) before extraordinary item	(1,041,283)	(133,733)
Extraordinary item	-	7,261
Net Income (loss)	(1,041,283)	(126,472)

Net Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the nine months ended September 30, 2012 decreased by $2,108,834 to $6,950,666 compared to $9,059,500 for the same period in 2011. The change in revenue and sales volume in telecommunications equipment, including specialized VoIP compatible phone systems and multi-line cordless telephone systems, was primarily due to the overall economic downturn in 2012. The deceased sales volume in telecommunications equipment was partially offset by the revenue from our newly acquired agricultural equipment business. Cost of sales for the nine months ended September 30, 2012 totaled $6,500,508 or approximately 93.52% of net sales compared to $8,326,450 or approximately 91.91% for the nine months ended September 30, 2011. Gross profit as a percentage of net sales was 6.48% for the three month ended September 30, 2012, compared to 8.09% in the same period of 2011. The decrease in gross profit percentage was due to increase in sales discount for the telecommunication equipment division in current period. Our newly acquired agricultural equipment business had no significant impact on our revenue and cost of sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 totaled $1,503,490 or approximately 21.63% of net sales compared to $907,366 or approximately 10.02% for the nine months ended September 30, 2011, an increase of $596,124. The increase in operating expenses was primarily due to the operating expense from the newly acquired agricultural equipment business division, and $550,000 performance compensation paid to the company’s president for the acquisition.

Income (Loss) from Operations

Loss from operations for the nine months ended September 30, 2012 totaled (1,053,332) or approximately (15.15)% of sales compared to a loss of $(174,316) or approximately (1.92)% of sales for the nine months ended September 30, 2011, an increase of $(879,016). The increase in loss from operations was primarily due to decreased sales amount and gross profit, and the increased operating expenses.

Other Income (expenses)

Other income decreased approximately $15,898 to $12,049 for the nine months ended September 30, 2012 from $27,947 for the same period in 2011. The decrease in net other income was primarily due to a decrease in currency exchange gain and a decrease in other income, which was partially offset by the decreased interest expense.

Extraordinary item

A gain from extinguishment of convertible debt of $7,261 was recorded in the six month period ended September 30, 2011.

Net Income (Loss)

Net loss for the nine months ended September 30, 2012 totaled $(1,041,283) compared to $(126,472) for the nine months ended September 30, 2011, an increase of $(914,811). The increase in net loss was primarily due to the reasons described above.

Liquidity and Capital Resources

Our financial position as at September 30, 2012 and December 31, 2011 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	September 30, 2012	December 31, 2011
Current Assets	$6,194,885	$4,646,568
Current Liabilities	$4,235,567	$2,529,528
Working Capital (Deficiency)	$1,959,318	$2,117,040

Our working capital surplus decreased from $2,117,040 at December 31, 2011 to $1,959,318 at September 30, 2012 primarily as a result of increases in, increases in accounts payable and accrued expenses, loan to related party, customer deposits, and obligation under capital lease, which is partially offset by increases in cash and cash equivalents, restricted cash, accounts receivable, inventory, and prepayments, and decreases in bank loan and loan from shareholders.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Net cash provided by (used in) Operating Activities	$160,223	$(587,157)
Net cash provided by (used in) Investing Activities	$(1,050,820)	$128,421
Net cash provided by (used in) Financing Activities	$1,186,371	$750,122
Increase (Decrease) in Cash and Cash Equivalents during the Period	$327,208	$210,782
Cash, Beginning of Period	$871,682	$1,131,339
Cash, End of Period	$1,198,890	$1,342,121

Operating Activities

Net cash flow provided by operating activities during the nine months ended September 30, 2012 was $160,223, an increase of $747,380 compared to $(587,157) net cash used in operating activities during the nine months ended September 30, 2011. The decrease in the cash used in operating activities was primarily due to current period loss, increases in account receivable, inventory, and accounts payable and accrued expenses, and a decrease in prepaid expenses and deposits.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2012 was $(1,050,820), which was an increase of $(1,179,241), compared to $128,421 net cash provided by investing activities during the nine months ended September 30, 2011. The increase in the cash used in investing activities was primarily due to an increase in restricted cash, and the payment of $1,000,000 for acquisition of Vegfab.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2012 was $1,186,371, which was an increase of $436,249, compared to $750,122 net cash provided by financing activities during the nine months ended September 30, 2011. The increase in the cash used in investing activities was primarily due to the proceeds from the sale of common stock, and amount due from related party, which is partially offset by a net increase of repayment of bank loan.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During the Next Twelve Months

	$
Cost of Sales -		1,535,000
General, Administrative Expenses		800,000
Cost of Sales - Vegfab		1,350,000
General, Administrative – Vegfab		1,250,000
Interest Expense		65,000
Total		$5,000,000

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

Cash on hand as of September 30, 2012 was $1,198,890.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited, and Vegfab Agricultural Technology Co., Ltd., collectively referred to within as our company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Statement of Cash Flows

In accordance with generally accepted accounting principles (GAAP), cash flows from our company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

Our company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $188,392 and $182,315 as at September 30, 2012 and December 31, 2011, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our company’s management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2012 and December 31, 2011, inventory consisted only of finished goods.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. Our company has reported the components of comprehensive income on its statements of stockholders’ equity.

Intangible Assets

Intangible assets include a patent. With the adoption of FASB ASC Topic 350, “Intangibles” (formerly SFAS No. 142), intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. Our company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. Our company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2012, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding our company’s operations acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. to significantly increase sales revenue and profit in 2013; (3) Our company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. We do not have any further arrangements in place for any future debt or equity financing.

Item 3. Quantitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sustained operating losses of $(1,041,283) for the period ended September 30, 2012. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow from operations provided $160,223 for the period ended September 30, 2012, and used cash flow from operations of $(587,157) for the period ended September 30, 2011. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $5,000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At August 14, 2012, we had 403,526,905 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2012, we issued 150,000,000 shares of common stock as a part of consideration for acquisition of Vegfab Agricultural Technology Co., Ltd. All of these shares were issued to fourteen non-U.S persons (all residents of Taiwan) in offshore transactions relying on Regulation S of the Securities Act of 1933.

On July 26, 2012, we issued 18,333,333 shares of common stock to our president, pursuant to the acquisition of Vegfab Agricultural Technology Co., Ltd. Our company agreed to pay its president share compensation of 10% of the value of the acquisition that he secured for our company. These shares were issued pursuant to Rule 506 of Regulation of the Securities Act of 1933.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

Exhibit
Number	Description

3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)

3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)

3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)

(10)	Material Contracts

10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

10.2

Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)

10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)

10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)

10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)

(14)	Code of Ethics

14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

(21)	Subsidiaries of the Registrant

21.1	TransAKT Holdings Limited, a Turks and Caicos company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

Exhibit
Number	Description

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: November 14, 2012	/s/ James Wu
James Wu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)