Form 10-K
period 2012-12-31
TRANSAKT LTD.
filed 2013-04-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-50392

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

No. 362-6-7, Kaosun Road, Section 2, Yangmei City, Taoyuan 326, Taiwan	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 886-2-26624343

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [ x ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [   ]  No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $11,589,743 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

403,526,905 common shares as of April 10, 2013.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean TransAKT Ltd., a Nevada corporation, and our wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company and its wholly owned subsidiary y TransAKT Taiwan Limited, and also our wholly owned subsidiary, Vegfab Agricultural Technology Co. Ltd., a Taiwanese company, unless otherwise indicated.

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

We have operated principally as a research and development company since our inception. Initial seed capital has been directed toward areas of product research and development, patent filings and administration. We initially focused on the research, design, development and manufacturing of mobile payment terminals. However, the sale of these payment terminals reached its end-of-life due to changes in cellular phone regulations and limited acceptance in the marketplace.

In October 2004, we purchased the existing business and certain assets of IP Mental Inc., a Taiwan-based Voice over Internet Protocol (“VoIP”) hardware and software provider. On November 15, 2006, we acquired Taiwan Halee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the marketplace by engaging in the design, development, manufacturing and sale of telecommunications equipment, including VoIP compatible telephone systems and multiline cordless telephone systems.

On November 15, 2006, we acquired HTT, for the sum of USD$5,000,000. The purchase price was paid by the delivery to the shareholders of HTT of: (i) USD$200,000 in cash; (ii) USD$300,000 in a promissory note from us due in cash six months after closing; (iii) 50,000,000 of our common voting shares, with a deemed value of USD$0.09 per share; and (iv) 5,000,000 of our common voting shares issued to our president and chief executive officer, Mr. James Wu, as performance-based compensation. We have mainly financed our operations through the use of debt and the issuance of equity in private placements. In October 2006, we repaid a loan that we had taken against inventory produced to fund our first commercial run of our payment terminals. We settled the loan for USD$90,000 using funds raised from the private placement of our shares. We continue to finance our operations through debt or equity financing and intend to do so until our sales are sufficient to fund our operations,

On August 12, 2010, we filed a Form S-4 Registration Statement in connection with the continuation of our company from Alberta to Nevada. We registered 102,645,120 shares of common stock of TransAKT Ltd. (Nevada) which were issued to the shareholders of TransAKT Ltd. (Alberta) on a one-for-one basis to the number of shares held by them.

Effective June 25, 2012, the Nevada Secretary of State accepted for filing of a certificate of amendment, wherein, we amended our articles of incorporation to increase the authorized number of shares of our common stock from 300,000,000 to 700,000,000 shares of common stock, par value of $0.001 per share. Our preferred stock remains unchanged.

On May 3, 2012, we entered into an Asset Purchase and Sale Agreement with Vegfab Agricultural Technology Co. Ltd. (“Vegfab”), a Taiwanese corporation, pursuant to which we intended to acquire the material assets of Vegfab. Vegfab is in the business of manufacturing innovative indoor agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s product line includes systems for commercial production and a home growing system which allows families to grow safe and clean fruit and vegetables in their own homes. Prior to completion of the transaction we and Vegfab elected instead to proceed by way of a share purchase and, effective July 16, 2012, we acquired all outstanding securities of Vegfab. In consideration of the Vegfab securities, we had paid $1,000,000 in cash and issued 150,000,000 shares of our common stock to the shareholder’s of Vegfab which constituted approximately 37.2% of our common stock at the time of closing. As a result of the transaction Vegfab became our wholly owned subsidiary and primary business unit. Vegfab has since become engaged in the operation of a plant factory in Taiwan for the production of pesticide-free vegetables.

Previously, we entered into a performance compensation agreement dated June 15, 2006 with James Wu, our president and chief executive officer, pursuant to which our company was required to pay Mr. Wu share compensation of 10% of the value of any venture acquisition that Mr. Wu secured for our company. As a result, in July 2012, we issued to Mr. Wu 18,333,333 shares of our company’s common stock with respect to the acquisition of Vegfab.

On January 4, 2013, we entered into a share purchase and sale agreement with Mr. Pan Yen Chu pursuant to which we sold to Mr. Pan 100% of all issued and outstanding securities in our wholly owned subsidiary HTT. In consideration of the sale of HTT, Mr. Pan has transferred to our company 45,000,000 previously issued common voting shares of our company with a deemed value of $0.04 per share or $1.8 million in the aggregate. The transfer of common shares was completed on January 7, 2013. In connection with the sale HTT, the 45,000,000 common shares of our company received as consideration will be returned to treasury. The 45,000,000 shares constitute approximately 11.5% of our company’s currently issued and outstanding common stock.

Our Current Business

Operations and Principal Activities

We began operations in 1997 and commercialized our first product line of wireless point-of-sale (“WPOS”) terminals in April 2003. With the use of cellular phones, these terminals allow merchants to accept payments anywhere, anytime. However, our WPOS terminals were discontinued due to changes in cellular phone regulations and limited acceptance in the marketplace. In October 2004, through the acquisition of the business and certain assets of IP Mental Inc., we entered the VoIP business. On November 15, 2006, we acquired Taiwan Halee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the VoIP marketplace by engaging in the design, development, manufacturing and sale of telecommunications equipment, including VoIP compatible telephone systems and multiline cordless telephone systems.

Effective July 16, 2012, we acquired all outstanding securities of Vegfab Agricultural Technology Co. Ltd. (“Vegfab”), a Taiwanese corporation, With the acquisition of Vegfab we entered the business of manufacturing agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s product line includes systems for commercial production and a home growing system which allows families to grow safe and clean fruit and vegetables in their own homes. Vegfab has since become engaged in the operation of a plant factory in Taiwan for the production of pesticide-free vegetables.

Concurrently with our acquisition of Vegfab, our management began planning our exit from the VoIP telecommunications business owing to diminishing growth opportunities for our Company in that industry. Subsequently, on January 4, 2013, we entered into a share purchase and sale agreement with Mr. Pan Yen Chu pursuant to which we sold to Mr. Pan 100% of all issued and outstanding securities in our wholly owned subsidiary HTT in consideration for the cancellation and return to treasury of 45,000,000 previously issued common voting shares of our company with a deemed value of $0.04 per share or $1.8 million in the aggregate. The transfer of common shares was completed on January 7, 2013. The 45,000,000 shares constitute approximately 11.5% of our company’s currently issued and outstanding common stock.

As a result of our sale of HTT, Vegfab Agricultural Technology Co. Ltd. has become our primary business unit.

We sustained operating losses of $1,338,033 and $337,463 during the years ended December 31, 2012 and 2011, respectively, and incurred an accumulated deficit of $3,911,792 and $2,573,759 as of December 31, 2011 and December 31, 2010, respectively. In addition, we expect to incur an operating loss in 2013.

We have operated principally as a research and development company since our inception but abandoned our telecommunications technology business in fiscal 2012. Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of December 31, 2012 and 2011, there were $1,194,798 and $62,835 advances outstanding, respectively.

About Vegfab

Vegfab Agriculture Technology Co., Ltd. was founded in 2010 by a team of ecologically minded semiconductor specialists knowledgeable about LED materials. The company supplies greenhouses for mass production, boxes for gardening and plant grow boxes for households. Vegfab’s products are focused on fully enclosed greenhouses which rely on artificially controlled ambient conditions as temperature, humidity, nutrition and lighting. Products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components, portable work tables and ladders, fruit and vegetable seeds and nutrition products, and safe, clean, ready to eat vegetables.

Our products are the subject of several patents, including ones for vertically wall-mounted LED lights and ventilation systems for grow boxes. We intend to add desktop type grow lights designed for children's education to Vegfab’s product line.

In the past, indoor greenhouses relied on high pressure sodium lights, which meant that they had to be (expensively) air conditioned. However, the rise of cool LEDs has revolutionized the potential of the indoor agriculture industry. LED manufacturers are thus leading the way in this industry, since artificial light is a key requirement. Vegfab lamps emit five wavelengths to simulate sunlight. The company boasts relatively low greenhouse installation cost—approximately US$155,000 for a house with 630 square meters of cultivation, around 15% lower than that for its first-generation greenhouse. A Vegfab greenhouse can effectively host over 60 types of vegetables. Greenhouse output capacity is relatively high, and environmental settings are capable of yielding zero-pesticide leafy greens for harvest in seven to 10 days,”

Vegfab designed a line of highly innovative agricultural appointment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components, portable work tables and ladders, fruit and vegetable seeds and nutrition products, and safe, clean, ready to eat vegetables.

Principal Products and Markets

Food prices in Taiwan have risen to such an extent that it is now economical to cultivate plants in under-used residential space (such as garages or basements) or to convert underutilized urban or suburban real estate into vegetable farms or so-called “plant factories”. Urban greenhouse agriculture also offers the potential for greater yield and land efficiencies when compared to traditional farming because greenhouses may be stacked to maximize strata-space. Other recognized advantages of greenhouse plant cultivation include lower water consumption, diminished reliance on pest control measures, lower transport costs due to proximity to consumers, and scalability to accommodate available space. Compared to traditional greenhouses, Vegfab’s technology allows for the creation of highly controlled environments where resources that fuel plant growth can be utilized more efficiently. “

Despite all these advantages, this new way of farming is developing slowly and sporadically, on a small scale, due to higher initial equipment investment. Other concerns include higher energy costs, inadequately developed cultivation technology, a limited range of crops, and blander-tasting vegetables than those grown by more traditional methods. Despite these drawbacks, demand for quality, pesticide-free and accessible produce has already led to the establishment of plant factories in Japan, mainland China and Taiwan. In Taiwan, where Vegfab’s operations are based and targeted, the Industrial Technology Research Institute has formed the Plant Factory Industry Development Association (TPFIDA) an industrial and academic association to develop the plant factories and indoor agriculture industry in Taiwan. Among the founding members of TPFIDA are EPISTAR Corporation, Everlight Electronics, Taiwan Fertilizer Co.,Ltd., National Pingtung University of Science and Technology, and National Taiwan University. TPFIDA aims to promote cross industry collaboration platforms to build comprehensive supply chain in Taiwan for the plant factory industry.

Manufacturing

It is not our intention to engage in the capital and management intensive endeavor of manufacturing our own products. We instead outsource our manufacturing and have spent considerable time identifying a stable of suitable engineering and manufacturing firms with proven track records. Our products are currently manufactured exclusively in Taiwan and China where intense competition among manufacturers provides a readily available supply of cost-effective, quality manufacturing options. In order to take advantage of the ample supply of manufacturing choices available to us in Taiwan and China, we have not entered into any formal or long-term agreements with any manufacturer for the fabrication of our products. Instead, by selecting manufacturers on an as needed basis, we are better able to take advantage of competitive pricing, ensure quality control, and maintain appropriate inventory supply levels. We do not rely on any particular manufacturer for any of our products. Currently, we primarily commission for manufacture our own Vegfab brand products, although from time to time we commission the production of third party labeled products under license from those parties. \

Seasonality

Our products can be used all year round and are not affected by seasonal trends.

Sources and Availability of Raw Materials

All raw materials for our products are sourced from China and Taiwan. The computer components used in our products can be subject to high price volatility and to the risk of obsolescence. In order to control component costs and the risk of their obsolescence, we contract with a manufacturer at a set price for the building of our products over a number of terminals. The manufacturer becomes responsible for making sure that enough components are in stock and, if components become unavailable, to quickly implement minor product changes to allow for components to be replaced. This process is conducted for all manufacturing of our products.

Marketing Channels

We are no longer marketing our former WPOS or VoIP products. For our Vegfab greenhouse products, we aim to align ourselves with industrial appliance retailers, home improvement and home and garden retailers, property developers, architects, and home improvement professionals in order to capitalize on all possible markets and existing distribution infrastructure. With respect to the produce output from our plant factory operations, we have aligned ourselves with restaurant owners, produce distributors, and local grocers and food merchants in Taipei City, Taiwan, which lies approximately 50 minutes from our plant factory. We anticipate that we will target larger and more disparate marketing outlets if and when our production capacity exceeds the needs of the greater metropolitan Taipei City. We plan to develop new businesses and joint ventures and to enter into distribution agreements to diversify our products, clients and geographic revenue base.

Competition

Innovation in the indoor agriculture market is primarily focused on combining different technologies in new ways. Our management believes that our Vegfab wall lamps and plant growth chamber circulation devices are examples of such innovation. Our research and development team is focused on creating similarly innovative products.

Nevertheless, our industry is undergoing a period of rapid innovation and growth, and there exists a vast number of companies which pre-date Vegfab and which have greater financial resources and experience in our industry. In addition, the rapid expansion of the indoor agriculture industry means that our competitors are difficult to identify and assess. Nevertheless, we estimate that our current share of the indoor agriculture market is negligible, whether in our domestic market of Taiwan, or elsewhere. In order to promote our financial stability, we do not rely or intend to rely on a single revenue base for revenue generation, and will continue to develop both the agricultural technologies wing and the produce manufacturing units of our business. We also have kept our marketing, allowances or rebates to a minimum. Our management believes that these factors will allow us to effectively compete in the industry and minimize our costs, thereby allowing us to focus on intellectual property development and the construction of new plant manufacturing facilities. Our direct competitors in the Taiwan and Chinese markets include:

  ArchEnergy Technology: ArchEnergy Technology Holdings Group Ltd., held by precision mold parts maker Gallant Precision Machining Co., Ltd., makes such greenhouses with energy-efficient solar panels, supplying LED grow boxes for households and greenhouses for farms. The company has also begun operating greenhouse farms to cultivate profitable Chinese herbs and flowers.

  Liladien Industrial: Founded in 1998 to make bathtubs, Liladien Industrial Co., Ltd. integrated ultramicro gas bubble aeration technology for Jacuzzis with LED to produce “aqua-cultural containers” in 2008, its first step into the greenhouse industry. The company's aqua-cultural equipment comes in potted plant types for educational purpose, cabinet type for households, and greenhouses for mass production. “

  Nano Bio Light Technology: Nano Bio Light Technology Co., Ltd. has worked with local academic institutes for over 10 years to research LED applications for horticulture. The company's LED-lit horticultural equipment comes in types for research, households, store demonstrations, condo blocks, and mass production.

Intellectual Property

We hold common law trademark rights and copyright in our corporate name and in the name Vegfab, and related logos and trademarks. However, we have not filed for the registration of our trademarks or copyrights in any jurisdiction. Vegfab has applied for various patents on its technology, including patents on its proprietary LED light board design registered in China, Japan, Korea, and Taiwan and one additional patent registered in Taiwan on its proprietary plant growth chamber air circulation device. The details of the patent applications are as follows:

Application Number	Country	Title of Device	Registration Number
2012-000511	Japan	Assembled Type of Wall Lamp	3175183
201220020469.8	China	Assembled Type of Wall Lamp	02354-0002-CN-1
20-2012-0001930	Korea	Assembled Type of Wall Lamp	02354-0002-KO-1
101205681.0	R.O.C.	Plant growth chamber circulation device	02354-0005-TW-1
100224897	R.O.C.	Assembled Type of Wall Lamp	M 431559

Research and Development

No significant research and development expenses were incurred in 2012 or 2011. Any future research and development undertakings will be subject to the availability of sufficient capital.

Employees

We have 39 full time employees in Taiwan working in various administrative and operations related capacities. These include management, accounting, product engineering, information technology, horticulture, sales, and customer service, amongst others. Our payroll costs in 2012 were approximately $370,000. We estimate that our payroll costs for fiscal 2013 will be approximately $1,150,000 based on our current business plan.

Subsidiaries

We have one (1) wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company. TransAKT Holdings Limited owns all of the issued and outstanding shares of TransAKT Taiwan Corp, our Taiwan based operating company. Other than holding the shares of TransAKT Taiwan Corp., TransAKT Holdings Limited is non-active. TransAKT Taiwan Corp. owns all of the issued and outstanding shares of Vegfab Agricultural Technology Co. Ltd., a Taiwan corporation.

Legislation and Government Regulation

Our business is subject to a broad range of municipal, provincial and state regulation governing all aspects of our business and day to day operations. Our agricultural products are subject to the rules and regulations of the Taiwan Agriculture and Food Agency which monitor food producers for to the government certification authority for final certification, after which the produce can obtain a certification mark. Taiwan's current certification systems include the "GAP label," "Organic Agricultural Product," and the "Branded Fruit and Vegetable Certification System."

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to the operations of Vegfab. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Item 1A.	Risk Factors

Risks Relating to our Company

We have a history of operating losses which may affect our ability to continue operations.

We sustained operating losses for each of the fiscal years ended December 31, 2012 and 2011 of $1,338,033 and $337,463, respectively. We also anticipate sustaining a loss from operations for the fiscal year ended December 31, 2013. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

We have a limited operating history and are still proving the viability of our current products and business model, and thus, we may be unable to sustain operations and you may lose your entire investment.

During fiscal 2012, we abandoned our VWAP and VoIP product lines and adopted the business of our subsidiary, Vegfab Agricultural Technology Co. Ltd., which began operations in 2010. We are still adding to our product line and are in the process of proving the viability of our products and business model. If we are unable to prove our business model or the viability of our products, we may not be able to sustain operations and our ability to raise additional funding may be jeopardized.

Our competition has greater resources than we do and can respond more quickly to changes in the industry which could adversely affect our ability to compete.

Communications and equipment manufacturing -based businesses are intensely competitive and involve a high degree of risk. Public acceptance of business transacted by us may never reach the magnitude required to be commercially profitable.

Many of our existing competitors, as well as a number of potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. These factors may allow them to respond more quickly than us to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Internet publishers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services.

Volatility of world economic factors may affect our ability to raise capital and product costs which may affect our ability to continue operations.

Our revenues, profitability and future growth and the carrying value of assets are substantially dependent on prevailing world economic conditions and fluctuations in influencing factors such as exchange rates, rates of inflation, governmental stability and natural disasters. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon these factors. The negative impact of these factors on sales orders originating from an affected country would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations. For example, unfavorable changes in exchange rates can increase the cost of our products and reduce revenues resulting in reduced profitability. In the event that our profitability is reduced and we are unable to maintain our profit margins, it may be difficult to raise capital and reduce our borrowing ability. In addition, as has been recently experienced, general downturns in the technology sector worldwide have made fundraising difficult. Since the marketing of our products will require us to raise capital, this may have an adverse affect on our ability to continue operations and to effectively market our products.

We are dependent on key personnel who have extensive knowledge with respect to our product and business and thus, the loss of one or more of these individuals may adversely affect our business.

We are heavily dependent upon the expertise of our management and the loss of one or more of these individuals could have a material adverse effect. We do not maintain key-person insurance policies on any of our executive officers. Since we are a technology and equipment based company, our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees in the payments and communications and equipment manufacturing industry. Competition for employees in our industry is intense. We may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future.

Government regulation could adversely affect our ability to sell our products.

Laws and regulations directly applicable to communications, commerce and advertising are becoming more prevalent. In addition, the growth and development of the communications industry may prompt calls for more stringent safety standards, or consumer or environmental protection laws, both in Taiwan and abroad, that may impose additional burdens on companies. The result would be decreased profitability which may adversely affect our share price. Government regulations could potentially slow down our expansion plans. We may be required to have our products approved by several regulatory agencies. This process can be onerous and slow, and could adversely affect our ability to meet our financial projections. Compliance with different standards may require additional capital investments and testing. If we are unable to obtain such financing, our business could be adversely impacted.

We will need additional funds in order to implement our intended projects and there is no assurance that such funds will be available as, if and when needed which may adversely affect our operations.

Cash flow used in operations for the fiscal years ended December 31, 2012 and 2011 were $1,311,713 and $901,550, respectively. We have been dependent upon the proceeds of equity and non-equity financing to fund operations. No assurances can be given that our actual cash requirements will not exceed our budget or that anticipated revenues will be realized when needed, lines of credit will be available if necessary or that additional capital will be available.

We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain our current operations without regard to our business plan.

Failure to obtain such additional funds on terms and conditions that we deem acceptable may materially and adversely affect our ability to effectively manufacture, market and distribute our products resulting in decreased revenues which may also result in a decreased share price.

Prices for raw materials required for our products are volatile. If there is a significant increase in prices of raw materials our ability to generate revenue and achieve profitability may suffer.

All raw materials for our products are sourced from China and Taiwan. Due to the fact that many of our products use computer components, the price of these components can be highly volatile and are subject to the risk of obsolescence. In order to control costs and the risk of obsolescence, we contract with a manufacturer at a set price for the building of our product over a number of terminals. Despite these efforts, there can be no assurance that we will be able to keep prices of raw materials at a cost effective level for our operations. If there is a significant increase in raw materials our ability to generate revenue and achieve profitability may suffer.

Risks Relating to Our Stock

The market price of our common shares has been and will in all likelihood continue to be volatile which may adversely affect the value of your investment.

The market price of our common shares has fluctuated over a wide range and it is likely that the price of our common stock will continue to fluctuate in the future. Announcements regarding acquisitions, the status of corporate collaborations, regulatory approvals or other developments by us or our competitors could have a significant impact on the market price of our common shares.

Our shares currently trade on the Over-the-Counter Bulletin Board (“OTCCBB”) with limited trading. If this market is not sustained or we are unable to satisfy any future trading criteria that may be imposed by the Financial Industry Regulatory Authority (“FINRA”), there may not be any liquidity for our shares. We have generated only limited revenue from the sale of our products to date. These factors could have a negative impact on the liquidity of any investment made in our stock.

The value and transferability of our shares may be adversely impacted by the penny stock rules.

In addition, holders of our common stock in the United States may experience substantial difficulty in selling their securities as a result of the “penny stock rules.” Our common stock is covered by the penny stock rules, a Securities and Exchange Commission (“SEC”) rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to make a market in our stock.

The large number of shares eligible for future sale by existing shareholders may adversely affect the market price for our common shares.

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At April 12, 2013, we had 403,526,905 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

No prediction can be made as to the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on the market prices of our common stock.

We have limited sales of products to date and no assurance can be given that our products will be widely accepted in the marketplace which may adversely affect your investment.

Our future sales, and therefore, cash flow and income, and our success, are highly dependent on success in marketing our products and consumer acceptance of those products. If our products are not widely accepted or we are unable to market our products effectively, we may face reduced share prices, decreased profitability, and decreased cash flow.

There is a limited public market for our common shares at this time in the United States which may affect your ability to sell our stock.

Our shares currently trade on the OTCCBB with limited trading. If this market is not sustained or we are unable to satisfy any future trading criteria that may be imposed by FINRA, there may not be any liquidity for our shares. We have generated only limited revenue from the sale of our products to date. These factors could have a negative impact on the liquidity of any investment made in our stock.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our principal executive offices are located at No. 362-6-7, Kaosun Road, Section 2, Yangmei City, Taoyuan 326, Taiwan.

On October 1, 2012, through our wholly owned subsidiary Vegfab, we entered into a lease agreement for the location of our plant factory located in Yangmei City, Taoyuan 326, Taiwan. The space is approximately 19,375 square feet and can accommodate 600,000 edible green plants at once or 1,800,000 plants per month for a yield of 12,000 bags (approximately 2,500 kg) of vegetables per day based on a 10 day growth cycle. The lease is for a term of 8 years ending on September 30, 2020. The rental rate is approximately USD$63,550 per year during the term.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Previously, our stock traded on the TSX Venture Exchange (“TSX-V”) which trading began on October 18, 2000. We voluntarily de-listed from the TSX-V on September 17, 2004. Our common stock began quotation on the OTC Bulletin Board on May 20, 2004 under the trading symbol “TAKDF”. On February 22, 2011 quotation of our common stock was moved to OTC Markets Group’s OTCQB under the trading symbol TAKD. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table shows the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2012	$0.05	$0.01
September 30, 2012	$0.06	$0.04
June 30, 2012	$0.06	$0.04
March 31, 2012	$0.05	$0.02
December 31, 2011	$0.08	$0.03
September 30, 2011	$0.07	$0.03
June 30, 2011	$0.07	$0.02
March 31, 2011	$0.04	$0.02
December 31, 2010	$0.04	$0.02

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Computershare Trust Company Inc., 350 Indiana Street, Suite 750, Golden, CO, 80401 (Telephone: (303) 262-0600) is the registrar and transfer agent for our common shares.

On April 12, 2013, the shareholders' list showed 112 registered shareholders and 403,526,905 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2012 and December 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operating Results

On July 26, 2012, we acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”) for the sum of US$5,500,000. The acquisition was accounted for as a business combination under the purchase method of accounting. Vegfab’s results of operations were included in our results beginning July 27, 2012. Vegfab contributed net revenues of $195,323 and net loss of $483,330 from July 27, 2012 through December 31, 2012. We anticipate generating approximately $400,000 in annual revenues in fiscal 2013 based on our current operations and without regard to any plans we may have for expansion.

In the fourth quarter of 2012, we began planning the expansion of our plant factory operations in Taiwan and mainland China. However, the expansion of plant factory operations will be subject to our ability to raise additional financing through the private placement of our common stock.

Our plan of operations for fiscal 2013 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[4]
Beginning January 1, 2013
Capital required for expansion plans[1]	$10,000,000
Salaries	$1,150,000
Rent[2]	$107,834
Utilities[3]	$600,000
Accounting and Legal Expenses	$200,000
Public company reporting costs	$16,600
Selling, general and administrative expense	$150,000
Contingency	$100,000
Total	$12,324,434

1.	Capital for plan to open 3-4 more vegetable factories, further R&D expenses.
2.	Rent expense includes minimum lease payments due during 2013 for current plant factory.
3.	Utilities expense for current plant factory will be approximately US$50,000 per month.
4.	Based on 2012 average exchange rate of $0.03338

As at April 12, 2013 we will require additional financing of approximately $12, 300,000 to execute our business strategy for fiscal 2013. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Results of Operation

Owing to our sale of our former subsidiary, Taiwan Halee International Corporation (“HTT”) on January 34, 2012, the operating results of HTT have been presented as discontinued operation in the consolidated statements of operations and are therefore not reflected in results below.

		Year Ended
		December 31,		December 31,
		2012		2011
Sales, net		$202,636	$	Nil
Cost of sales		$160,080	$	Nil
Gross profit		$42,556	$	Nil

Selling, general and administrative expenses		$1,390,180		$404,382
Total Other income (expenses)		$(48,551)		$14,029
Provision for income taxes expense (benefit)	$	Nil	$	Nil
Gain from extinguishment of debt	$	Nil		$7,181
Net loss		$1,338,033		$337,463

Sales

Sales for the year ended December 31, 2012 increased to $202,636 from $0 sales during the same period in 2011. Cost of sales for the year ended December 31, 2012 was $160,080 resulting in Gross profit of $42,556. The occurrence of Sales and Gross profit in 2012 resulted from our acquisition of Vegfab Agricultural Technology Co. Ltd. during 2012. We expect our sales to improve in 2013.

Operating Expenses

Operating expenses for the year ended December 31, 2012 totaled $1,390,180or approximately 686% of net sales compared to operating expenses of $404,382 and no sales during the year ended December 31, 2011.

Net Loss

Our Net Loss for the year ended December 31, 2012 totaled $1,338,033 compared to a loss of $337,463 for the year ended December 31, 2011. The increase in Net Loss was primarily due to our acquisition of Vegfab Agricultural Technology Co. Ltd.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Working Capital

	At	At
	December 31,	December 31,
	2012	2011
Current assets	$4,915,883	$4,646,568
Current liabilities	$4,535,658	$2,529,528
Working capital (deficit)	$380,225	$2,117,040

Cash Flows

	Fiscal year ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(1,311,713)	$(901,550)
Net cash used in investing activities	$1,447,009	$6,584
Net cash provided by financing activities	$2,418,970	$689,606
Net increase (decrease) in cash and cash equivalents	$(491,738)	$(229,741)

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent decreased $491,738 during fiscal 2012 to $25,364 as at December 31, 2012, compared to a decrease of $229,741 during fiscal 2011 to $94,473 as at December 31, 2011.

Net cash flow used in operating activities was $1,311,713 in 2012, compared to $905,550 in 2011, an increase of $410,163. Net cash flow used in investing activities was $1,447,009 for 2012 as compared to net cash flow provided by investing activities of $6,584 for 2011. The increase in net cash flow used in investing activities in 2012 was mainly due to our acquisition of Vegfab.

Net cash flow provided by financing activities was $2,263,663 for 2012, as compared to net cash flow of $689,606 provided by financing activities in 2011. The increase in net cash flow provided by financing activities in 2012 was mainly due to proceeds from issuance of common stock, and advances from shareholders.

Our working capital was $380,225 as of December 31, 2012 compared to $2,117,040 as of December 31, 2011.

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

Capital Expenditure

Total capital expenditures is $588,737and $449 for the years ended December 31, 2012 and 2011, respectively.

Currency Exchange Fluctuations

Our company’s financial statements are presented in the U.S. dollars, which is our company’s reporting currency, while its functional currency is Taiwan dollar (TWD) and Canadian Dollar (CAD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, our company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD and CAD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income.

Cash Requirements

We used cash in operations of $1,311,713 for the year ended December 31, 2012. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain our current operations and market our products effectively.

Research and Development

No significant research and development expenses were incurred in 2012 or 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Ltd. and its wholly owned subsidiaries, Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited and Vegfab Agricultural Technology Co. Ltd., collectively referred to within as our company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2011 presentation of discontinued operations of Taiwan Halee International Co. Ltd. See Note 11 for additional information.

Exchange Gain (Loss)

During the years ended December 31, 2012 and 2011, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited and Vegfab Agricultural Technology Co. Ltd. were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Translation Adjustment

Our company’s financial statements are presented in the U.S. dollar ($), which is our company’s reporting currency, while its functional currency is Taiwan dollar (TWD) and Canadian Dollar (CAD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, our company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD and CAD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. Our company has reported the components of comprehensive income on its statements of stockholders’ equity.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. Our company expenses all advertising costs as incurred.

Income Taxes

Our company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that our company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Statement of Cash Flows

Cash flows from our company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject our company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. Our company has a diversified customer base. Our company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Our company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 as at December 31, 2012 and December 31, 2011.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2012 and 2011, inventory consisted only of finished goods.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS No. 144). The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Fair Value of Financial Instruments

In the first quarter of fiscal year 2008, our company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on our company’s financial position or operations.

Effective October 1, 2008, our company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our company’s unaudited condensed consolidated financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Net Loss Per Share

Our company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive.

Goodwill and intangible assets

Good is calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.

The goodwill in the amount of $5,163,739 recorded in the consolidated balance sheet as of December 31, 2012 (see Note 10) was generated from the acquisition of Vegfab by TransAKT Taiwan Limited on July 26, 2012. In 2012, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2012.

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on the Company’s 2011 consolidated statement of operations and retained earnings.

Going Concern

Our Company has incurred a net loss of $1,338,034 and $337,463 during the years ended December 31, 2012 and 2011, respectively, and has an accumulated deficit of $3,911,792 as of December 31, 2012.

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

The ability of our Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2012, our Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2013; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived intangible assets for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this amendment to have any significant impact on the current year.

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

Tabular Disclosure of Contractual Obligations

Operating Leases

Our Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $91,632 and $9,628 for the years ended December 31, 2012 and 2011, respectively.

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
DECEMBER 31, 2012 AND 2011 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), change in shareholders’ equity, , and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(3,911,792) at December 31, 2012 including net losses of $(1,338,033) and $(337,463) during the years ended December 31, 2012 and 2011, respectively. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 25, 2013

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$25,364	$94,473
Accounts receivable, net	47,949	-
Inventory	361,631	-
Other receivable, net	10,033	9,212
Prepaid expenses	319,521	329,450
Current assets of discontinued operations	4,151,385	4,213,433
Total Current Assets	4,915,883	4,646,568

Property & Equipment, net	303,588	1,652
Construction in progress	1,265,858	-
Long-term investments	35,818	-
Goodwill	5,163,739	-
Deposits	45,385	21,363
Non-current assets of discontinued operations	4,294	3,318

Total Assets	$11,734,565	$4,672,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$378,005	$-
Construction payable	712,631	-
Loan payable to related party	1,194,798	62,835
Current portion of obligation under capital leases	79,885	-
Current liabilities of discontinued operations	2,170,339	2,466,693
Total Current Liabilities	4,535,658	2,529,528

Long term liabilities
Obligation under capital leases	58,349	-
Total liabilities	4,594,008	2,529,528

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 403,526,905 and 195,339,005 shares issued and outstanding at December 31, 2012 and 2011	403,527	195,339
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	10,497,536	4,460,087
Other comprehensive income	151,287	61,706
Accumulated deficit	(3,911,792)	(2,573,759)
Total Stockholders' Equity	7,140,558	2,143,373

Total Liabilities and Stockholders' Equity	$11,734,565	$4,672,901

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Sales, net	$202,636	$-
Cost of sales	160,080	-

Gross profit	42,556	-
Selling, general and administrative expenses	1,390,180	404,382
Loss from operations	(1,347,624)	(404,382)
Other income (expense)
Interest income	53	26
Other income (expense)	-	6,222
Loss from investments	(16,521)	-
Currency exchange gain (loss)	(26,543)	13,966
Gain on disposal of fixed assets	2,145	-
Interest expense	(7,685)	(6,185)
Total other income (expenses)	(48,551)	14,029
Loss before income taxes	(1,396,175)	(390,353)
Provision for income taxes expense (benefit)	-	-
Loss from continued operations	(1,396,175)	(390,353)
Income from discontinued operations	58,142	45,709
Extraordinary item
Gain from extinguishment of debt
(less of applicable income taxes of $0)	-	7,181
Net loss	$(1,338,033)	$(337,463)

Loss per share:
Basic and diluted income (loss) per share
Loss from continued operations	$(0.01)	$(0.00)
Loss from discontinued operations	$0.00	$0.00
Extraordinary item	$-	$0.00
Net loss	$(0.01)	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	220,343,651	152,624,884

Other Comprehensive Income (Loss)
Net loss	$(1,338,033)	$(337,463)
Foreign currency translation adjustment	89,581	(95,044)
Comprehensive income (loss)	$(1,248,452)	$(432,507)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance at December 31, 2009		$102,645	$3,172,373	$(15,278)	$(2,038,892)	$1,220,848
	102,645,120
Foreign currency translation adjustment		-	-	172,028	-	172,028
	-
Net loss		-	-	-	(197,404)	(197,404)
	-
Balance at December 31, 2010		$102,645	$3,172,373	$156,750	$(2,236,296)	$1,195,472
	102,645,120
Foreign currency translation adjustment		-	-	(95,044)	-	(95,044)
	-
Beneficial conversion feature relating to convertible debentures		-	(10,000)	. -	-	(10,000)
	-
Common stock issued to settle debt		2,000	28,000	-	-	30,000
	2,000,000
Common stock issued for cash	55,500,000	55,500	777,000	-	-	832,500
Common stock issued to settle debt		34,927	488,981	-	-	523,908
	34,927,218
Common stock issued for service		267	3,733	-	-	4,000
	266,667
Net loss		-	-	-	(337,463)	(337,463)
	-
Balance at December 31, 2011		$195,339	$4,460,087	$61,706	$(2,573,759)	$2,143,373
	195,339,005
Common stock issued for cash	39,854,567	39,855	1,155,782	-	-	1,195,637
Common stock issued for acquisition of Vegefab	150,000,000	150,000	4,350,000	-	-	4,500,000
Common stock issued for service		18,333	531,667	-	-	550,000
	18,333,333
Foreign currency translation adjustment		-	-	89,581	-	89,581
	-
Net loss		-	-	-	(1,338,033)	(1,338,033)
	-
Balance at December 31, 2012	403,526,905	403,527	10,497,536	151,287	(3,911,792)	7,140,558

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities
Net loss	$(1,338,033)	$(337,463)
Income from discontinued operations	(58,142)	$(45,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	-	7,181
Gain on disposal of assets	(2,145)	-
Depreciation expense	33,960	1,424
Common stock issued for service	550,000	4,000
Amortization of debt discount attributable to convertible debentures	-	10,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(24,788)	-
Decrease (Increase) in inventory	(246,118)	-
Decrease (Increase) in prepaid expense	230,669	(192,299)
Decrease (Increase) in deposits	(14,602)	(944)
Increase in accounts payable and accrued expenses	203,925	(45,388)
Decrease in customer deposits	(247,651)	-
Decrease in other payable	-	(3,882)
Net cash used in operating activities of continuing operations	(912,925)	(603,080)
Net cash used in operating activities of discontinued operations	(398,788)	(298,470)
Net cash used in operating activities	(1,311,713)	(901,550)
Cash flows from investing activities
Acquisition of property and equipment	(45,159)	(449)
Cash received from disposal of fixed assets	35,987	-
Payment for factory construction	(543,578)	-
Long-term investments	(35,193)	-
Cash held by Vegfab at acquisition date	9,468	-
Payment of acquisition of Vegfab	(1,000,000)	-
Net cash used in investing activities of continuing operations	(1,578,475)	(449)
Net cash provided by investing activities of discontinued operations	131,466	7,033
Net cash provided by (used in) investing activities	(1,447,009)	6,584
Cash flows from financing activities
Repayment of loan from others	(129,266)	-
Principal payments under capital lease obligations	(33,253)	-
Due to related party	1,417,499	57,893
Repayment of amount due to related party	(29,937)	(211,588)
Proceeds from issuance of common stock	1,193,927	832,500
Net cash provided by financing activities of continuing operations	2,418,970	678,805
Net cash provided by (used in) financing activities of discontinued	(155,307)	10,801
operations
Net cash provided by financing activities	2,263,663	689,606

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(CONTINUED)

Effect of exchange rate changes on cash and cash equivalents	3,321	(24,381)

Net decrease in cash and cash equivalents	(491,738)	(229,741)
Net decrease in cash and cash equivalents of discontinued operations	(422,629)	(280,636)
Net increase (decrease) in cash and cash equivalents of continuing operations	(69,109)	50,895
Cash and cash equivalents
Beginning	94,473	43,578
Ending	$25,364	$94,473

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$7,685	$6,185

Non-cash transactions:
Issuance of common stock to settle convertible debentures	$-	$30,000
Conversion of related party notes payable into common stock	$-	$575,466
Issuance of common stock for acquisition of Vegfab	$4,500,000	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

On July 26, 2012, the Company acquired 100% equity of Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”), a company incorporated under the laws of the Republic of China (“ROC, Taiwan”). Vegfab is mainly engaged in selling agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems (see Note 9).

On January 4, 2013, the Company entered into a Share Purchase and Sale Agreement with a shareholder pursuant to which the Company sold to him 100% of all issued and outstanding securities of its wholly owned subsidiary Taiwan Halee International Corporation (“HTT”). In consideration of the sale of HTT, the shareholder has transferred to the Company 45,000,000 previously issued common voting shares of TransAKT with a deemed value of $0.04 per share or $1.8 million in the aggregate (see Note 11).

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

Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2011 presentation of discontinued operations of Taiwan Halee International Co. Ltd. See Note 11 for additional information.

Going Concern

The Company has incurred a net loss of $1,338,034 and $337,463 during the years ended December 31, 2012 and 2011, respectively, and has an accumulated deficit of $3,911,792 as of December 31, 2012.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2012, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2013; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2012 and 2011, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd. and TransAKT Taiwan Limited were denominated in foreign currency and were recorded in Taiwan Dollar (TWD) and Canadian Dollar (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 as at December 31, 2012 and December 31, 2011.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2012 and 2011, inventory consisted only of finished goods.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS No. 144). The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Goodwill and intangible assets

Good is calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.

The goodwill in the amount of $5,163,739 recorded in the consolidated balance sheet as of December 31, 2012 (see Note 10) was generated from the acquisition of Vegfab by TransAKT Taiwan Limited on July 26, 2012. In 2012, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2012.

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on the Company’s 2011 consolidated statement of operations and retained earnings.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived intangible assets for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this amendment to have any significant impact on the current year.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31, 2012	December 31, 2011
Machine and equipment	$310,974	$-
Furniture and fixtures	10,279	15,033
Leasehold improvements	29,710	-
Total cost	350,963	15,033
Accumulated depreciation	(47,375)	(13,381)

	$303,588	$1,652

Depreciation expenses were $33,960 and $1,424 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 –CONSTRUCTION IN PROGRESS

Construction in progress of $1,265,858 as of December 31, 2012 mainly consisted of construction of factory with agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2012 and 2011, there were $1,194,798 and $62,835 advances outstanding, respectively.

The Company also had loans payable to five shareholders amounted to $60,400 as of December 31, 2010. These loan payable were converted to common stock at June 21, 2011 at a deemed price of $0.015 per share.

NOTE 6 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions -Taiwan and the United States. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2012 and 2011. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

The Company has income tax net operating losses (“NOL”) in 2012. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at December 31, 2012. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2012.

Taiwan:

The statutory tax rate under Taiwan tax law is 17%. The Company has several deferred tax asset items. The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Income tax expense – current	$-	$-
Income tax expense – deferred	-	-
Total income tax expense	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2012 and 2011:

	2011		2010
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Net effect of non-taxable income/non-deductible expenses	(17%	)	(17%	)
Effective tax rate	0%		0%

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2012 and 2011 are as follows:

U.S:	2012	2011
Deferred tax asset – non-current:
Net operating loss carry forward	$207,942	$112,341
Valuation allowance	(207,942)	(112,341)
Net deferred tax asset	$-	$-

Taiwan:	2012	2011
Deferred tax liability- current:
Foreign currency exchange loss (gain)	$-	$-
Deferred tax asset - non-current:
Foreign currency exchange loss (gain)	-	-
Valuation allowance	-	-
Net deferred tax asset (liability)	$-	$-

NOTE 7 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $91,632 and $9,628 for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2013	$107,834
2014	82,878
2015	63,274
2016	63,274
2017	63,274
Thereafter	110,729
Total	$491,263

Sale-leaseback Transaction:

In September 2011, the Company entered into a sale-leaseback arrangement relating to its certain equipment. Under the terms of the arrangement, the Company’s equipment, which had a carrying value of $236,350, were sold in cash at a price equal to their carrying value. The Company then leased the property back under a 37 month capital lease that requires month lease payments in a range of $6,600 to $8,580. The Company has an option to purchase the property at the end of lease. The transaction has been accounted for as a financing arrangement, wherein the equipment continued to be reported on the Company’s balance sheet, and depreciation expense on the equipment continued to be recognized. At December 31, 2012, the leased property had a cost of $255,035 and accumulated depreciation of $37,339. Depreciation of assets leased under capital leases is included in depreciation expense.

The following is a schedule by years of future minimum lease payments required under the lease together with their present value as of December 31, 2012:

Twelve Months Ending December 31,
2013	$94,848
2014	61,232
Total minimum lease payments	153,080
Less amount representing interest	14,846

Present value of minimum lease payments	$138,234

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

On July 26, 2012, the Company issued 150,000,000 shares of common stock as a part of consideration for acquisition of Vegfab Agricultural Technology Co., Ltd. (Note 10).

In July, 2012, the Company issued 18,333,333 shares of common stock to the Company’s president, pursuant to the acquisition of Vegfab Agricultural Technology Co., Ltd. The Company agreed to pay its president share compensation of 10% of the value of the acquisition that he secured for the company.

NOTE 10 – BUSINESS COMBINATION

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

Vegfab contributed net revenues of $195,323 and net loss of $483,330 from July 27, 2012 through December 31, 2012.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued these financial statements.

Discontinued Operations

On January 4, 2013, the Company entered into a Share Purchase and Sale Agreement with Mr. Pan Yen Chu pursuant to which the Company sold to Mr. Pan 100% of all issued and outstanding securities of its wholly owned subsidiary Taiwan Halee International Corporation (“HTT”). In consideration of the sale of HTT, Mr. Pan has transferred to the Company 45,000,000 previously issued common voting shares of TransAKT with a deemed value of $0.04 per share or $1.8 million in the aggregate. The results of the HTT have been presented as a discontinued operation in the consolidated statements of operations. Selected operating results for the discontinued business are presented in the following tables:

	2012	2011
Net revenue	$10,119,652	$11,827,208
Cost of goods sold	9,315,476	10,926,538
Selling, general, and administrative expenses	738,897	754,975
Interest (expense) income, net	(41,548)	(58,483)
Other income, net	49,953	(32,740)
Income before income taxes	73,684	54,472
Income taxes	15,542	8,763
Net income	$58,142	$45,709

The net assets distributed as of January 4, 2013 were as follows:

January 4, 2013
Cash & cash equivalents	$439,223
Restricted cash	494,875
Inventory, net	1,206,396
Accounts receivable, net	2,004,421
Prepaid expenses	6,470
Current assets	$4,151,385
Property, plant, and equipment, net	-
All other assets	4,294
Non-current assets	$4,294
Accounts payable	191,290
Bank loan	1,979,049
Current liabilities	$2,170,339

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2012, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Control

During the fiscal year ended December 31, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2012. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
James Wu	59	Chairman, Chief Executive Officer, President and Director	October 25, 2004
Taifen Day	53	Chief Financial Officer	July 27, 2006
Cheng Chun-Chih	66	Director (Chairman of Taiwan Halee International Co. Ltd.)	December 14, 2006
Dr. Shiau Tzong- Huei	57	Director (Chief Technical Officer of Taiwan Halee International Co. Ltd. and Chairman of TransAKT Taiwan Corp.)	December 14, 2006
Tseng Ming-Huang	43	Director	May 25, 2006
J.T. Wang	46	Vice President of Asia Operations	April 1, 2007
Michael Lin	43	Chairman of Vegfab Agricultural Technology Co. Ltd.	July 26, 2012
Tsai Wen Chin	47	President of Vegfab Agricultural Technology Co. Ltd.	January 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

James Wu – Chairman, Chief Executive Officer, President and Director

Mr. James Wu has served as our company’s chairman, chief executive officer, president and director since October 25, 2004. Mr. Wu served as president of IP Mental Inc. from 1997 to 2006. During his tenure at IP Mental Inc., Mr. Wu oversaw the development of a line of VoIP hardware and was part of the development team of the proprietary U&Me VoIP network. Mr. Wu has over twenty years of experience in the information technology and telecommunication business. He has also served as the founder of Cellstar South Africa and Anstek Electronics South Africa, where he successfully grew these businesses. He was also an agent for Asus, COMPEL and Motorola Computer and Cellular Handsets in South Africa.

Taifen Day– Chief Financial Officer

Ms. Taifen Day has served as our company’s chief financial officer since July 27, 2006. Ms. Day holds a BA from Tunghai University of Taiwan and an MBA from the University of St. Thomas in Texas. She became a certified public accountant in the State of Texas in 1987. After working in Texas for one year, Ms. Day returned to Taiwan where she worked for two years as an in-house accounting manager, and then eight years as an auditor (five years as a partner) with a public accounting firm. She became a certified public accountant in Taiwan in 1992. Ms. Day then moved to Alberta, receiving her chartered accountant designation in 2001, where she currently works performing public company accounting.

Cheng Chun-Chih – Director (Chairman of Taiwan Halee International Co. Ltd.)

Mr. Chen Chun-Chih has served as a director of our company since December 14, 2006. Mr. Cheng is the chairman of Taiwan Halee International Co. Ltd., which was acquired by us for US$5MM on November 15, 2006, and has served in this position since 1997. Prior to joining HTT, Mr. Cheng was a consultant to the Economy Department of Taiwan on small and medium industry.

Dr. Shiau Tzong-Huei – Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.)

Dr. Shiau Tzong Hiei has served as a director of our company since December 14, 2006. Dr. Shiau holds a Ph.D in computer sciences from the University of Wisconsin-Madison, an MSc in mathematics from the John Hopkins University and a BSc in mathematics from the National Taiwan University. Dr. Shiau has been a director of Taiwan Halee since 2003, is a specialist in digital cordless switching and has directed the engineering team at the Hsinchu Science Park for more than fifteen m years. Established in December 1980, Hsinchu Science Park leads the high-tech industry as the most respected science park created by the Taiwanese government. Dr. Shiau is the founder and current chief technical officer of UWIN Technologies (formerly Computer & Communications Associates, INC.), a research and development oriented company.

Tseng Ming-Huang- Director

Mr. Tseng Ming-Huang has served as a director of our company since May 25, 2006. Mr. Tseng was a founder and currently serves as chief executive officer of CeraMicro Technology Corp. which was started in 2003. From 2001 to 2003, he served as the general manager of international strategy investment for the Wise Group Inc.

J.T. Wang– Vice President of Asia Operations

Mr. J.T. Wang has served as our vice president of Asia operations since April 1, 2007. During the past seventeen years, Mr. Wang served as a senior regional manager of Panasonic Taiwan Operations. Mr. Wang has profound knowledge of the telecommunications industry not only in the associated technologies, but also with sales distribution channels.

Michael Lin – Chairman of Vegfab Agricultural Technology Co. Ltd.

Mr. Lin holds a degree in electrical engineering from Chien Hsin University of Science and Technology in Taiwan. Mr. Lin was a founder and currently serves as the Chairman of Vegfab which was started in 2010. Mr. Lin was also the founder of Formosa Ceramic co., Ltd (formerly SIC electronics co., Ltd.), a semiconductor integration services provider and served as the company’s chairman from 1998 to 2010. From 1995 to 1998, he served as sales manager of SHT technology.

Tsai Wen Chin – President of Vegfab Agricultural Technology Co. Ltd.

Mr. Tsai joined Vegfab in 2013. Mr Tsai has more than thirty (30) years of automation and tool making experience. Prior to joining Vegfab Mr. Tsai served as President and Director of JoChu Technology Co, Ltd. from 2000 to 2013, a company specializing in the manufacture, processing, and trade of optoelectronics components, moulds, and precision instruments.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Corporate governance relates to the activities of our directors who are elected by and accountable to the shareholders and takes into account the role of management who are appointed by the board and who are charged with our ongoing management. Our board of directors encourages sound corporate governance practices designed to promote our well being and on-going development, having always as its ultimate objective the best long-term interests of us and the enhancement of value for all shareholders. The board also believes that sound corporate governance benefits our employees and the communities in which we operate. The board is of the view that our corporate governance policies and practices, outlined in our code of ethics, are appropriate and substantially consistent with the guidelines for improved corporate governance in Canada as adopted by the Toronto Stock Exchange.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Wu(1) Chairman, Chief Executive Officer, President and Director	2012 2011	90,000 90,000	Nil Nil	550,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	640,000 90,000
Taifen Day(2) Chief Financial Officer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
J.T. Wang(3) Vice President	2012 2011	40,000 40,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	40,000 40,000

of Asia Operations
Michael Lin – Chairman of Vegfab Agricultural Technology Co. Ltd.	2012 2011	48,000 N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	48,000 N/A
Tsai Wen Chin –President of Vegfab Agricultural Technology Co. Ltd.	2012 2011	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1)	Mr. Wu was appointed as chairman, chief executive officer, president and a director of our company on October 25, 2004.
(2)	Taifen Day was appointed as chief financial officer of our company on July 27, 2006.
(3)	Mr. Wang was appointed as Vice President of Asia Operations on April 1, 2007.

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

2012 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2012.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2012 there were no options exercised by our named officers.

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

The following table sets forth, as of April 12 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
James Wu President, Chief Executive Officer, and Director 2 FL NO 28 Lane 231 Fu-Hsin N Rd Taipei, Taiwan"	23,333,333	5.78%
Cheng Chun-Chih Director (Chairman of Taiwan Halee International Co. Ltd.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan	5,000,000	1.23%
Tseng Ming-Huang Director 503 5F Silvercord Tower 2, 30 Canton Rd Tsimshatsui Kowloon, HKG	100,000	(2)
Dr. Shiau Tzong-Huei Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan"	1,000,000	(2)
Taifen Day Chief Financial Officer 420 12 Ave N.W. Calgary, Alberta T2M 0C9 Canada	Nil	(2)
Michael Lin Chairman of Vegfab Agricultural Technology Co. Ltd. No. 362-6-7, Kaosun Road, Section 2, Yangmei City, Taoyuan 326, Taiwan	15,000,000	3.71%
Tsai Wen Chin President of Vegfab Agricultural Technology Co. Ltd. No. 362-6-7, Kaosun Road, Section 2, Yangmei City, Taoyuan 326, Taiwan	Nil	(2)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Directors and Executive Officers as a Group(1)	29,433,333 Common Shares	7.29%
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Lin Ming-Tsun No 26 Lane 650 Sec 2 Fong-Kang Rd Chu-Pei City Hsin-Chu, Taiwan	44,000,000	10.90%
Chang Ming-Shao 3f No 5 Lane 191 Kong-Lei Street Neihu District Taipei, Taiwan	25,350,000	6.28%
Other holders of 5% or more	69,350,000 Common Shares	17.18%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2011. As of April 12 2012 there were 403,526,905 shares of our company’s common stock issued and outstanding.

(2)	Less than 1%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our company’s officers and shareholders have advanced funds to our company for working capital purposes. Our company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2012 and 2011, there were $1,194,798 and $62,835 advances outstanding, respectively.

Our company also had loans payable to five shareholders amounted to $60,400 as of December 31, 2010. These loan payable were converted to common stock at June 21, 2011 at a deemed price of $0.015 per share.

In July, 2012, our Company issued 18,333,333 shares of common stock to our President, Mr. James Wu, in relation to our acquisition of Vegfab Agricultural Technology Co., Ltd. We agreed to pay Mr. Wu share compensation of 10% of the value of the acquisition that he secured for our Company. The aggregate value of the issuance was $550,000, being 10% of the $5,500,000 purchase price paid for the acquisition of Vegfab.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of James Wu, Cheng Chun-Chih, Tseng Ming-Huang, and Dr. Shiau Tzong-Huei. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$115,500	$63,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$115,500	$63,500

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

10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited (wholly owned), a Turks and Caicos company Vegfab Agricultural Technology Co. Ltd. (wholly owned), a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

Exhibit	Description
Number
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TransAKT Ltd.
(Registrant)

Dated: April 15, 2013	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 15, 2013	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2013	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 15, 2013	/s/ Cheng Chun-Chih
Cheng Chun-Chih
Director

Dated: April 15, 2013	/s/ Tseng Ming-Huang
Tseng Ming-Huang
Director

Dated: April 15, 2013	/s/ Dr. Shiau Tzong-Huei
Dr. Shiau Tzong-Huei
Director