Form 10-Q
period 2013-03-31
TRANSAKT LTD.
filed 2013-05-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

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

[X] YES	[ ] NO

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

403,526,905 common shares issued and outstanding as of May 15, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2012.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$42,814	$25,364
Accounts receivable, net	86,492	47,949
Inventory	401,635	361,631
Other receivable, net	9,687	10,033
Prepaid expenses	366,378	319,521
Current assets of discontinued operations	-	4,151,385
Total Current Assets	907,006	4,915,883

Property & Equipment, net	281,903	303,588
Construction in progress	2,325,236	1,265,858
Long-term investments	31,419	35,818
Goodwill	5,163,739	5,163,739
Deposits	44,303	45,385
Non-current assets of discontinued operations	-	4,294

Total Assets	$8,753,606	$11,734,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$226,343	$378,005
Construction payable	1,067,777	712,631
Loan payable to related party	2,577,773	1,194,798
Current portion of obligation under capital leases	77,071	79,885
Current liabilities of discontinued operations	-	2,170,339
Total Current Liabilities	3,948,964	4,535,658
Long term liabilities
obligation under capital leases	38,219	58,349
Total liabilities	3,987,183	4,594,007

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 403,526,905 shares issued at March 31, 2013 and December 31, 2012	403,527	403,527
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	10,497,536	10,497,536
Treasury stock, common stock, at cost, 45,000,000 shares at March 31, 2013 and 0 share at December 31, 2012	(1,800,000)	-
Other comprehensive income	147,834	151,287
Accumulated deficit	(4,482,474)	(3,911,792)
Total Stockholders' Equity	4,766,423	7,140,558

Total Liabilities and Stockholders' Equity	$8,753,606	$11,734,565

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Sales, net	$54,507	$-
Cost of sales	41,174	-

Gross profit	13,333	-
Selling, general and administrative expenses	392,333	75,263
Loss from operations	(379,000)	(75,263)
Other income (expense)
Interest income	9	-
Loss from investments	(3,503)	-
Loss from disposal of subsidiary	(185,340)	-
Currency exchange gain (loss)	(2,749)	14
Gain on disposal of fixed assets	3,737	-
Interest expense	(3,836)	-
Total other income (expenses)	(191,682)	14
Loss before income taxes	(570,682)	(75,249)
Provision for income taxes expense (benefit)	-	-
Loss from continued operations	(570,682)	(75,249)
Income from discontinued operations	-	41,831
Net loss	$(570,682)	$(33,418)

Loss per share:
Basic and diluted income (loss) per share
Loss from continued operations	$(0.00)	$(0.00)
Income from discontinued operations	$-	$0.00
Net loss	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	360,526,905	195,339,005

Other Comprehensive Income (Loss)
Net loss	$(570,682)	$(33,418)
Foreign currency translation adjustment	(3,453)	57,316
Comprehensive income (loss)	$(574,135)	$23,898

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net loss	$(570,682)	$(33,418)
Income from discontinued operations	-	$(41,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of assets	(3,737)	-
Depreciation expense	6,501	353
Loss on long-term investment	3,503	-
Loss on disposal of discontinued operations	185,340	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(40,273)	-
(Increase) in inventory	(50,055)	-
(Increase) in prepaid expense	(74,986)	(373,548)
Increase (decrease) in accounts payable and accrued expenses	234,598	(10,420)
Net cash used in operating activities of continuing operations	(309,791)	(458,864)
Net cash provided by operating activities of discontinued operations	-	773,622
Net cash provided by (used in) operating activities	(309,791)	314,758

Cash flows from investing activities
Acquisition of property and equipment	(2,076)	-
Cash received from disposal of fixed assets	13,221	-
Construction-in-progress	(1,105,541)	-
Net cash used in investing activities of continuing operations	(1,094,396)	-
Net cash used in investing activities of discontinued operations	-	(294,730)
Net cash used in investing activities	(1,094,396)	(294,730)

Cash flows from financing activities
Principal payments under capital lease obligations	(19,559)	-
Due to related party	1,441,995	417,341
Net cash provided by financing activities of continuing operations	1,422,436	417,341
Net cash used in financing activities of discontinued operations	-	(397,627)
Net cash provided by financing activities	1,422,436	19,714

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

(CONTINUED)

Effect of exchange rate changes on cash and cash equivalents	(799)	1,977

Net increase in cash and cash equivalents	17,450	41,719
Net increase in cash and cash equivalents of discontinued operations	-	81,265
Net increase (decrease) in cash and cash equivalents of continuing operations	17,450	(39,546)

Cash and cash equivalents
Beginning	25,364	94,473
Ending	$42,814	$54,927

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$4,635
Interest expense	$3,836	$9,115

Non-cash transactions:
Acquisition of treasury stock for sale of HTT	$1,800,000	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the presentation of discontinued operations of Taiwan Halee International Co. Ltd.

Going Concern

The Company has incurred a net loss of $570,682 and $33,418 during the three months ended March 31, 2013 and 2012, respectively, and has an accumulated deficit of $4,482,747 as of March 31, 2013.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through 2013, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 as at March 31, 2013 and December 31, 2012.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2013 and December 31, 2012, inventory consisted only of finished goods.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2013 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2013, there were $2,577,773 advances outstanding.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31, 2013	December 31, 2012
Machine and equipment	$294,600	$310,974
Furniture and fixtures	10,010	10,279
Leasehold improvements	31,242	29,710
Total cost	335,852	350,963
Accumulated depreciation	(53,949)	(46,375)

	$281,903	$303,588

Depreciation expenses were $6,501 and $353 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4 –CONSTRUCTION IN PROGRESS

Construction in progress of $2,325,236 as of March 31, 2013 mainly consisted of construction of factory with agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems.

NOTE 5 – DISCONTINUED OPERATIONS

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

Three Months ended
March 31, 2012
Net revenue	$2,712,683
Cost of goods sold	2,492,677
Selling, general, and administrative expenses	182,181
Interest (expense) income, net	(4,267)
Other income, net	12,880
Income before income taxes	46,438
Income taxes	4,608
Net income	$41,830

The net assets distributed as of January 4, 2013 were as follows:

January 4, 2013
Cash & cash equivalents	$439,223
Restricted cash	494,875
Inventory, net	1,206,396
Accounts receivable, net	2,004,421
Prepaid expenses	6,470
Current assets	$4,151,385
Property, plant, and equipment, net	-
All other assets	4,294
Non-current assets	$4,294
Accounts payable	191,290
Bank loan	1,979,049
Current liabilities	$2,170,339

NOTE 6 – SUBSEQUENT EVENTS

Stock Options

On April 19, 2013, the Company’s Board of Directors approved a stock option and subscription agreement with an employee pursuant to which, the Company has agreed to grant stock options to purchase a total of 1,000,000 shares of common stock to the employee. The options are vested and exercisable on the date of grant. The exercise price is fixed at $0.03. The options expire five years after the date of grant, and their outstanding are subject to the optionee’s continuous service.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean TransAKT Ltd., a Nevada corporation, and our wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company and its wholly owned subsidiary TransAKT Taiwan Limited, and also our wholly owned subsidiary, Vegfab Agricultural Technology Co. Ltd., a Taiwanese company, unless otherwise indicated.

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

On May 3, 2012, we entered into an Asset Purchase and Sale Agreement with Vegfab Agricultural Technology Co. Ltd. (“Vegfab”), a Taiwanese corporation, pursuant to which we intended to acquire the material assets of Vegfab. Vegfab is in the business of manufacturing innovative indoor agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s product line includes systems for commercial production and a home growing system which allows families to grow safe and clean fruit and vegetables in their own homes. Prior to completion of the transaction we and Vegfab elected instead to proceed by way of a share purchase and, effective July 16, 2012, we acquired all outstanding securities of Vegfab. In consideration of the Vegfab securities, we had paid $1,000,000 in cash and issued 150,000,000 shares of our common stock to the shareholders of Vegfab which constituted approximately 37.2% of our common stock at the time of closing. As a result of the transaction Vegfab became our wholly owned subsidiary and primary business unit. Vegfab has since become engaged in the operation of a plant factory in Taiwan for the production of pesticide-free vegetables.

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

We sustained operating losses of $570,682 and sustained operating losses of $33,418 during the three month periods ended March 31, 2013 and 2012, respectively, and incurred an accumulated deficit of $4,482,474 and $3,911,792 as of March 31, 2013 and December 31, 2012, respectively. In addition, we expect to incur an operating loss in the 2013 fiscal year.

We have operated principally as a research and development company since our inception but abandoned our telecommunications technology business in fiscal 2012. Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of March 31, 2013 and December 31, 2012, there were $2,577,773 and $1,194,798 advances outstanding, respectively.

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

Cash Requirements

We used cash in operations of $309,791 for the period ended March 31, 2013. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain operations and market our products effectively.

Our plan of operations for fiscal 2013 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[4]
Beginning January 1, 2013
Capital required for expansion plans[1]	$10,000,000
Salaries	$1,150,000
Rent[2]	$107,834
Utilities[3]	$600,000
Accounting and Legal Expenses	$200,000
Public company reporting costs	$16,600
Selling, general and administrative expense	$150,000
Contingency	$100,000
Total	$12,324,434

1.	Capital for plan to open 3-4 more vegetable factories, further research and development expenses.
2.	Rent expense includes minimum lease payments due during 2013 for current plant factory.
3.	Utilities expense for current plant factory will be approximately $50,000 per month.
4.	Based on 2012 average exchange rate of $0.03338

As at March 31, 2013 we will require additional financing of approximately $12,300,000 to execute our business strategy for fiscal 2013. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Our operating results for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2013	March 31, 2012
	($)	($)
Operating Revenues	54,507	-
Operating Costs and expenses	433,507	75,263
Income (loss) from Operations	(379,000)	(75,263)
Other Income (Expenses)	(191,682)	14
Provision for Income Taxes expense (benefit)	-	-
Income (loss) from continued operations	(570,682)	(75,249)
Income from discontinued operations	-	41,831
Extraordinary item	-	-
Net Income (loss)	(570,682)	(33,418)

Net Income (loss) per share (basic and diluted)	0.00	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended March 31, 2013 increased by $54,507 to $54,507 compared to $0 for the same period in 2012. The increased sales volume in vegetables was primarily due to our initial success in selling our vegetables to local and small supermarkets in Taiwan. Cost of sales for the three months ended March 31, 2013 totaled $41,174 or approximately 75.54% of net sales. Gross profit as a percentage of net sales was 24.46% for the three month ended March 31, 2013. Our agricultural equipment business had not generate significant revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 totaled $ 392,333 compared to $75,263 for the three months ended March 31, 2012, an increase of $317,070. The increase in operating expenses was primarily due to the operating expense from the newly acquired Vegfab, which consists primarily salary, utility, rent, supply, and meal and entertainment expenses.

Income (Loss) from Operations

Loss from continuing operations for the three months ended March 31, 2013 totaled $ (570,682) or approximately (1,046.99)% of sales compared to a loss of $(75,249) for the three months ended March 31, 2012, an increase of 495,433. The increase in loss from operations was primarily due to increased operating expenses which is partially offset by the increase in sales and gross profit.

Other Income (expenses)

Other income (expenses) increased approximately $(191,696) to $(191,682) for the three months ended March 31, 2013 from $14 for the same period in 2012. The increase in net other income was primarily due to an increase in loss from the disposal of HTT, currency exchange loss, and interest expense, loss from long-term investment, which is partially offset by the increase in gain on disposal of fixed assets.

Net Income (Loss)

Net loss for the three months ended March 31, 2013 totaled $(570,682) compared to $(33,418) for the three months ended March 31, 2012, an increase of $537,264. The increase in net loss was primarily due to the reasons described above.

Liquidity and Capital Resources

Our financial position as at March 31, 2013 and December 31, 2012 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	March 31, 2013	December 31, 2012
Current Assets	$907,006	$4,915,883
Current Liabilities	$3,948,964	$4,535,658
Working Capital (Deficiency)	$(3,041,958)	$380,225

Our working capital surplus decreased from $380,225 at December 31, 2012 to $(3,041,958) at March 31, 2013 primarily as a result of increases in construction payable, loan to related party, which is partially offset by increases in cash and cash equivalents, accounts receivable, inventory, and prepayments, and decreases in obligation under capital lease.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Net cash provided by (used in) Operating Activities	$(309,791)	$314,758
Net cash provided by (used in) Investing Activities	$(1,094,396)	$(294,730)
Net cash provided by (used in) Financing Activities	$1,422,436	$19,714
Increase (Decrease) in Cash and Cash Equivalents during the Period	$17,450	$(39,546)
Cash, Beginning of Period	$25,364	$94,473
Cash, End of Period	$42,814	$54,927

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2013 was $(309,791), an increase of $ 624,549 compared to $314,758 net cash provided by operating activities during the three months ended March 31, 2012. The increase in the cash used in operating activities was primarily due to current period loss, loss on disposal of discontinued operations, increases in account receivable, inventory, and prepaid expense, and increase in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2013 was $(1,094,396) which was an increase of $(799,666), compared to $(294,730) net cash used in investing activities during the three months ended March 31, 2012. The increase in the cash used in investing activities was primarily due to an increase in construction-in-progress and fixed assets, which is partially offset by cash received from disposal of fixed assets.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2013 was $1,422,436, which was an increase of $ 1,402,722, compared to $19,714 net cash provided by financing activities during the three months ended March 31, 2012. The increase in the cash used in financing activities was primarily due to the proceeds from amounts due to related party, which is partially offset by a net increase of principal payments under capital lease obligations.

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

Allowance for Doubtful Accounts

Our company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 as at March 31, 2013 and December 31, 2012.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our company’s management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2013 and December 31, 2012, inventory consisted only of finished goods.

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

Going Concern

Our company has incurred net losses of $1,338,034 and $337,463 during the years ended December 31, 2012 and 2011, respectively, and has an accumulated deficit of $4,482,474 as of March 31, 2013.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2013, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

We sustained operating losses of $(570,682) for the period ended March 31, 2013. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $(309,791) for the period ended March 31, 2013, and cash flow provided by operations of $314,758 for the period ended March 31, 2012. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain operations and market our products effectively.

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

Risks Related to our Stock

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At May 15, 2013, we had 403,526,905 common shares outstanding. On that date, we had 45,000,000 common shares in treasury stock which can be used for issuance under our stock option plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)
3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)
3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
10.2	Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)
10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)

Exhibit
Number	Description
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited, a Turks and Caicos company.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: May 15, 2013	/s/ James Wu
James Wu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)