Form 10-Q
period 2013-06-30
TRANSAKT LTD.
filed 2013-08-19
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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
403,526,905 common shares issued and outstanding as of August 16, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2012.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$389,500	$25,364
Accounts receivable, net	91,286	47,949
Inventory	127,488	361,631
Other receivable, net	-	10,033
Prepaid expenses	351,812	319,521
Current assets of discontinued operations	-	4,151,385
Total Current Assets	960,086	4,915,883

Property & Equipment, net	1,331,465	303,588
Construction in progress	3,218,359	1,265,858
Long-term investments	24,424	35,818
Goodwill	5,163,739	5,163,739
Deposits	43,632	45,385
Non-current assets of discontinued operations	-	4,294

Total Assets	$10,741,705	$11,734,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$827,363	$378,005
Construction payable	1,619,257	712,631
Loan payable to related party	4,575,351	1,194,798
Current portion of obligation under capital leases	76,097	79,885
Current liabilities of discontinued operations	-	2,170,339
Total Current Liabilities	7,098,068	4,535,658

Long term liabilities
obligation under capital leases	19,003	58,349
Total liabilities	7,117,071	4,594,007

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 403,526,905 shares issued at June 30, 2013 and December 31, 2012	403,527	403,527
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	10,554,179	10,497,536
Treasury stock, common stock, at cost, 45,000,000 shares at June 30, 2013 and 0 share at December 31, 2012	(1,800,000)	-
Other comprehensive income	113,227	151,287
Accumulated deficit	(5,646,299)	(3,911,792)
Total Stockholders' Equity	3,624,634	7,140,558

Total Liabilities and Stockholders' Equity	$10,741,705	$11,734,565

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales, net	$94,664	$-	$40,157	$-
Cost of sales	493,903	-	452,729	-

Gross profit	(399,239)	-	(412,572)	-
Selling, general and administrative expenses	1,136,149	136,834	743,816	61,571
Loss from operations	(1,535,388)	(136,834)	(1,156,388)	(61,571)
Other income (expense)
Interest income	33	24	24	24
Loss from investments	(10,446)	-	(6,943)	-
Loss from disposal of subsidiary	(185,340)	-	-	-
Currency exchange gain (loss)	(33)	583	2,716	569
Gain on disposal of fixed assets	3,715	-	(22)	-
Interest expense	(7,048)	-	(3,212)	-
Total other income (expenses)	(199,119)	607	(7,437)	593
Loss before income taxes	(1,734,507)	(136,227)	(1,163,825)	(60,978)
Provision for income taxes expense	-	-	-	-
Loss from continued operations	(1,734,507)	(136,227)	(1,163,825)	(60,978)
Loss from discontinued operations	-	(109,040)	-	(150,871)
Net loss	$(1,734,507)	$(245,267)	$(1,163,825)	$(211,849)

Loss per share:
Basic and diluted loss per share
Loss from continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	$-	$(0.00)	$-	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	359,521,380	205,193,156	358,526,905	195,339,005
			.
Other Comprehensive Loss
Net loss	$(1,734,507)	$(245,267)	$(1,163,825)	$(211,849)
Foreign currency translation adjustment	(38,060)	(7,692)	(34,607)	(65,008)
Comprehensive loss	$(1,772,567)	$(252,959)	$(1,198,432)	$(276,857)

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net loss	$(1,734,507)	$(245,267)
Loss from discontinued operations	-	109,040
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of assets	(3,715)	-
Depreciation expense	57,516	705
Loss on long-term investment	10,446	-
Loss on disposal of discontinued operations	185,340	-
Cost of stock option	56,643
Changes in assets and liabilities:
(Increase) in accounts receivable	(45,133)	-
Decrease in inventory	225,639	-
(Increase) in prepaid expense	(91,262)	(1,056,615)
Increase (decrease) in accounts payable and accrued expenses	1,399,033	(41,212)
Net cash provided by (used in) operating activities of continuing operations	60,000	(1,233,349)
Net cash provided by operating activities of discontinued operations	-	935,995
Net cash provided by (used in) operating activities	60,000	(297,354)
Cash flows from investing activities
Acquisition of property and equipment	(1,112,967)	-
Cash received from disposal of fixed assets	13,143	-
Construction-in-progress	(2,007,167)	-
Net cash used in investing activities of continuing operations	(3,106,991)	-
Net cash used in investing activities of discontinued operations	-	(38,413)
Net cash used in investing activities	(3,106,991)	(38,413)
Cash flows from financing activities
Principal payments under capital lease obligations	(36,467)	-
Due to related party	3,455,325	107,627
Repayment of loan due to related party	-	(29,848)
Issuance of common stock	-	1,186,409
Net cash provided by financing activities of continuing operations	3,418,858	1,264,188
Net cash used in financing activities of discontinued operations	-	(658,541)
Net cash provided by financing activities	3,418,858	605,647

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

(CONTINUED)
Effect of exchange rate changes on cash and cash equivalents	(7,731)	(556)

Net increase in cash and cash equivalents	364,136	269,324
Net increase in cash and cash equivalents of discontinued operations	-	239,041
Net increase in cash and cash equivalents of continuing operations	364,136	30,283

Cash and cash equivalents
Beginning	25,364	94,473
Ending	$389,500	$124,756

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$4,608
Interest expense	$7,048	$23,976

Non-cash transactions:
Acquisition of treasury stock for disposal of Harlee	$1,800,000	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Going Concern

The Company has incurred a net loss of $1,734,507 and $245,267 during the six months ended June 30, 2013 and 2012, respectively, and has an accumulated deficit of $5,646,299 as of June 30, 2013.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 as at June 30, 2013 and December 31, 2012.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2013 and December 31, 2012, inventory consisted only of finished goods.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2013 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2013, there were $4,575,351 advances outstanding.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30, 2013	December 31, 2012
Machine and equipment	$1,400,489	$310,974
Furniture and fixtures	9,980	10,279
Leasehold improvements	31,248	29,710
Total cost	1,441,717	350,963
Accumulated depreciation	(110,252)	(46,375)

	$1,331,465	$303,588

Depreciation expenses were $57,516 and $705 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4 –CONSTRUCTION IN PROGRESS

Construction in progress of $3,218,359 as of June 30, 2013 mainly consisted of construction of factory with agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems.

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

	Six Months ended June 30, 2012	Three Months ended June 30, 2012
Net revenue	$4,650,387	$1,937,704
Cost of goods sold	4,398,428	1,905,751
Selling, general, and administrative expenses	355,483	173,303
Interest (expense) income, net	(19,288)	(15,021)
Other income, net	13,772	892
Income before income taxes	(109,040)	(155,479)
Income taxes	-	(4,608)
Net income	$(109,040)	$(150,871)

The net assets distributed as of January 4, 2013 were as follows:

January 4, 2013
Cash & cash equivalents	$439,223
Restricted cash	494,875
Inventory, net	1,206,396
Accounts receivable, net	2,004,421
Prepaid expenses	6,470
Current assets	$4,151,385
Property, plant, and equipment, net	-
All other assets	4,294
Non-current assets	$4,294
Accounts payable	191,290
Bank loan	1,979,049
Current liabilities	$2,170,339

NOTE 6 – SHARE-BASED COMPENSATION

On April 19, 2013, the Company granted to Mr. Christian Nielsen, accounting manager stock options to purchase 1,000,000 of the Company’s common stock for services performed for the Company, at an exercise price of $0.03 per share. The options have a five-year contractual term and are vested at the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $56,643 for the period ended June 30, 2013.

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	2.50
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

(A)	The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

Fair value of common stock on date of grant- Obtained from the closing price of the Company’s common stock quoted on the OTC Bulletin Board as of the date of grant.

(2)	Level 2 inputs include:

Expected volatility- Based on historical volatility of the closing price of the Company’s common stock quoted on the OTC Bulletin Board.

Risk-free rate- The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the options.

(3)	Level 3 inputs include:

Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

Options issued and outstanding as of June 30, 2013 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2013	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of June 30, 2013	1,000,000	0.03	4.80
Exercisable as of June 30, 2013	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of June 30, 2013, the aggregate intrinsic value of options outstanding was $56,643.

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

We sustained operating losses of $1,163,825 and sustained operating losses of $211,849 during the three month periods ended June 30, 2013 and 2012, respectively, and incurred an accumulated deficit of $5,646,299 and $3,911,792 as of June 30, 2013 and December 31, 2012, respectively. In addition, we expect to incur an operating loss in the 2013 fiscal year.

We have operated principally as a research and development company since our inception but abandoned our telecommunications technology business in fiscal 2012. Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of June 30, 2013 and December 31, 2012, there were $4,575,351 and $1,194,798 advances outstanding, respectively.

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

As at June 30, 2013 we will require additional financing of approximately $12,300,000 to execute our business strategy for fiscal 2013. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Liquidity and Capital Resources

Our financial position as at June 30, 2013 and December 31, 2012 and the changes for the periods then ended are as follows:

Working Capital
	As at	As at
	June 30, 2013	December 31, 2012
Current Assets	$960,086	$4,915,883
Current Liabilities	$7,098,068	$4,535,658
Working Capital (Deficiency)	$(6,137,982)	$380,225

Our working capital surplus decreased from $380,225 at December 31, 2012 to $(6,137,982) at June 30, 2013 primarily as a result of increases in construction payable, loan to related party, which is partially offset by increases in cash and cash equivalents, accounts receivable, inventory, and prepayments, and decreases in obligation under capital lease.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Our operating results for the three months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months ended 30-Jun-13 ($)	Three Months ended 30-Jun-12 ($)
Operating Revenues	40,157	-
Operating Costs and expenses	1,196,545	61,571
Income (loss) from Operations	(1,156,388)	(61,571)
Other Income (Expenses)	(7,437)	593
Provision for Income Taxes expense (benefit)	-	-
Income (loss) from continued operations	(1,163,825)	(60,978)
Income from discontinued operations	-	(150,871)
Extraordinary item	-	-
Net Income (loss)	(1,163,825)	(211,849)

Net Income (loss) per share (basic and diluted)	( -)	( -)

Revenues and Cost of Sales

Revenues for the three months ended June 30, 2013 increased by $40,157 to $40,157 compared to $0 for the same period in 2012. The increase in sales volume was primarily due to our initial success in selling our vegetables to local and small supermarkets in Taiwan. Cost of sales for the three months ended June 30, 2013 totaled $452,729 or approximately 1,127.40% of net sales. Gross profit as a percentage of net sales was -1027.40% for the three month ended June 30, 2013. We wrote off the damaged materials that were used in production for our agricultural equipment, and our agricultural equipment business had not generated significant revenue

Operating Expenses

Operating expenses for the three months ended June 30, 2013 totaled $743,816 compared to $61,571 for the three months ended June 30, 2012, an increase of $682,245. The increase in operating expenses was primarily due to the operating expense from the newly acquired Vegfab, which consists primarily salary, utility, rent, supply, and meal and entertainment expenses.

Income (Loss) from Operations

Loss from continuing operations for the three months ended June 30, 2013 totaled $(1,163,825) or approximately (2,898.19)% of sales compared to a loss of $ (60,978) for the three months ended June 30, 2012, an increase of $(1,102,874). The increase in loss from operations was primarily due to increased cost of sales, and operating expenses which is partially offset by the increase in sales.

Other Income (expenses)

Other income (expenses) decreased approximately $(8,030) to $(7,437) for the three months ended June 30, 2013 from $593 for the same period in 2012. The decrease in net other income was primarily due to an increase in interest expense, and loss from long-term investment, which is partially offset by the increase in currency exchange gain.

Net Income (Loss)

Net loss for the three months ended June 30, 2013 totaled $(1,163,825) compared to $(60,978) for the three months ended June 30, 2012, an increase of $(951,976). The increase in net loss was primarily due to the reasons described above.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Our operating results for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months ended 30-Jun-13 ($)	Six Months ended 30-Jun-12 ($)
Operating Revenues	94,664	-
Operating Costs and expenses	1,630,052	136,834
Income (loss) from Operations	(1,535,388)	(136,834)
Other Income (Expenses)	(199,119)	607
Provision for Income Taxes expense (benefit)	-	-
Income (loss) from continued operations	(1,734,507)	(136,227)
Income from discontinued operations	-	(109,040)
Extraordinary item	-	-
Net Income (loss)	(1,734,507)	(245,267)

Net Income (loss) per share (basic and diluted)	-	-

Revenues and Cost of Sales

Revenues for the six months ended June 30, 2013 increased by $94,664 to $94,664 compared to $0 for the same period in 2012. The increase in sales volume was primarily due to our initial success in selling our vegetables to local and small supermarkets in Taiwan. Cost of sales for the six months ended June 30, 2013 totaled $493,903 or approximately 521.74% of net sales. Gross profit as a percentage of net sales was -421.74% for the six month ended June 30, 2013. We wrote off the damaged materials that were used in production for our agricultural equipment, and our agricultural equipment business had not generate significant revenue.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 totaled $1,136,149 compared to $136,834 for the six months ended June 30, 2012, an increase of $999,315. The increase in operating expenses was primarily due to the operating expense from the newly acquired Vegfab, which consists primarily salary, utility, rent, supply, and meal and entertainment expenses.

Income (Loss) from Operations

Loss from continuing operations for the six months ended June 30, 2013 totaled $ (1,535,388) or approximately (1,022.28)% of sales compared to a loss of $(136,834) for the six months ended June 30, 2012, an increase of (1,398,554). The increase in loss from operations was primarily due to increased cost of sales, and operating expenses which is partially offset by the increase in sales.

Other Income (expenses)

Other income (expenses) increased approximately $(199,726) to $(199,119) for the six months ended June 30, 2013 from $607 for the same period in 2012. The increase in net other income was primarily due to an increase in loss from the disposal of HTT, currency exchange loss, and interest expense, loss from long-term investment, which is partially offset by the increase in gain on disposal of fixed assets.

Net Income (Loss)

Net loss for the six months ended June 30, 2013 totaled $(1,734,507) compared to $(245,267) for the six months ended June 30, 2012, an increase of $(1,489,240). The increase in net loss was primarily due to the reasons described above.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2013	June 30, 2012
Net cash provided by (used in) Operating Activities	$60,000	$(297,354)
Net cash provided by (used in) Investing Activities	$(3,106,991)	$(38,413)
Net cash provided by (used in) Financing Activities	$3,418,858	$605,647
Increase (Decrease) in Cash and Cash Equivalents during the Period	$364,136	$269,324
Cash, Beginning of Period	$25,364	$94,473
Cash, End of Period	$389,500	$124,756

Operating Activities

Net cash flow provided by operating activities during the six months ended June 30, 2013 was $60,000, an increase of $357,354 compared to $(297,354) net cash provided by operating activities during the six months ended June 30, 2012. The increase in the cash used in operating activities was primarily due to current period loss, loss on disposal of discontinued operations, depreciation expense, cost of stock option, loss on long-term investment, increases in account receivable, and prepaid expense, decrease in inventory, and increase in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2013 was $(3,106,991) which was an increase of $(3,068,578), compared to $(38,413) net cash used in investing activities during the six months ended June 30, 2012. The increase in the cash used in investing activities was primarily due to an increase in construction-in-progress and fixed assets, which is partially offset by cash received from disposal of fixed assets.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2013 was $3,418,858, which was an increase of $2,813,211, compared to $605,647 net cash provided by financing activities during the six months ended June 30, 2012. The increase in the cash used in financing activities was primarily due to the proceeds from amounts due to related party, which is partially offset by a net increase of principal payments under capital lease obligations.

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

Allowance for Doubtful Accounts

Our company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 as at June 30, 2013 and December 31, 2012.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our company’s management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2013 and December 31, 2012, inventory consisted only of finished goods.

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

Going Concern

Our company has incurred net losses of $1,338,034 and $337,463 during the years ended December 31, 2012 and 2011, respectively, and has an accumulated deficit of $5,646,299 as of June 30, 2013.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2013, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

We sustained operating losses of $(1,734,507) for the six months period ended June 30, 2013. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow provided by operations of $60,000 for the period ended June 30, 2013, and cash flow used in operations of $(1,233,349) for the period ended June 30, 2012. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $12,300,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At August 14, 2013, we had 403,526,905 common shares outstanding. On that date, we had 45,000,000 common shares in treasury stock which can be used for issuance under our stock option plan.

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

TRANSAKT LTD.
(Registrant)

Dated: August 16, 2013	/s/ James Wu
James Wu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2013	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)