Form 10-Q
period 2013-09-30
TRANSAKT LTD.
filed 2013-11-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 000-50392

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3F No. 19-2, Lane 231, Fu-Hsin North Rd, Taipei, Taiwan (R.O.C)	N/A
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting [X]
company

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
544,205,306 common shares issued and outstanding as of November 14, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2012.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

CONTENTS
Page

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statements of Cash Flows	F-3 – F-4
Notes to Financial Statements	F-5 – F-11

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

CONTENTS

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$9,234,199	$25,364
Accounts receivable, net	257,941	47,949
Inventory	449,545	361,631
Other receivable, net	-	10,033
Prepaid expenses	471,854	319,521
Current assets of discontinued operations	-	4,151,385
Total Current Assets	10,413,539	4,915,883

Property & Equipment, net	1,439,551	303,588
Construction in progress	3,867,570	1,265,858
Long-term investments	20,956	35,818
Goodwill	5,175,896	5,163,739
Deposits	55,931	45,385
Non-current assets of discontinued operations	-	4,294

Total Assets	$20,973,443	$11,734,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,291,277	$378,005
Construction payable	799,388	712,631
Loan payable to related party	7,161,023	1,194,798
Current portion of obligation under capital leases	75,558	79,885
Current liabilities of discontinued operations	-	2,170,339
Total Current Liabilities	9,327,246	4,535,658

Long term liabilities
obligation under capital leases	-	58,349
Total liabilities	9,327,246	4,594,007

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 544,205,306 and 403,526,905 shares issued at September 30, 2013 and December 31, 2012, respectively	544,205	403,527
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Additional paid-in capital	19,214,286	10,497,536
Treasury stock, common stock, at cost, 45,000,000 shares at September 30, 2013 and 0 share at December 31, 2012	(1,800,000)	-
Other comprehensive income	130,387	151,287
Accumulated deficit	(6,442,681)	(3,911,792)
Total Stockholders' Equity	11,646,197	7,140,558

Total Liabilities and Stockholders' Equity	$20,973,443	$11,734,565

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales, net	$273,700	$86,247	$179,036	$86,247
Cost of sales	559,841	77,696	65,938	77,696

Gross profit	(286,141)	8,551	113,098	8,551
Selling, general and administrative expenses	1,989,650	950,514	853,501	813,680
Loss from operations	(2,275,791)	(941,963)	(740,403)	(805,129)
Other income (expense)
Interest income	69	36	36	12
Loss from investments	(14,152)	-	(3,706)	-
Loss from disposal of subsidiary	(185,340)	-	-	-
Currency exchange gain (loss)	(49,724)	16,320	(49,691)	15,737
Gain (loss) on disposal of fixed assets	3,704	-	(11)	-
Interest expense	(9,655)	(3,250)	(2,607)	(3,250)
Total other income (expenses)	(255,098)	13,106	(55,979)	12,499
Loss before income taxes	(2,530,889)	(928,857)	(796,382)	(792,630)
Provision for income taxes expense (benefit)	-	-	-	-
Loss from continued operations	(2,530,889)	(928,857)	(796,382)	(792,630)
Loss from discontinued operations	-	(112,426)	-	(3,386)
Net loss	$(2,530,889)	$(1,041,283)	$(796,382)	$(796,016)

Loss per share:
Basic and diluted income (loss) per share
Loss from continued operations	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	$-	$(0.00)	$-	$(0.00)
Net loss	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	366,915,828	215,266,289	381,463,601	235,193,572

Other Comprehensive Income (Loss)
Net loss	$(2,530,889)	$(1,041,283)	$(796,382)	$(796,016)
Foreign currency translation adjustment	(20,900)	57,027	17,160	122,035
Comprehensive income (loss)	$(2,551,789)	$(984,256)	$(779,222)	$(673,981)

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net loss	$(2,530,889)	$(1,041,283)
Loss from discontinued operations	-	112,426
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of assets	(3,704)	-
Depreciation expense	97,823	9,176
Loss on long-term investment	14,152	-
Loss on disposal of discontinued operations	185,340	-
Common stock issued for service	-	550,000
Cost of stock option	56,641	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(209,580)	(10,582)
(Increase) in inventory	(93,663)	(140,852)
Decrease (increase) in prepaid expense	(183,655)	258,836
(Increase) in deposits	(11,551)	(10,784)
Increase in accounts payable and accrued expenses	990,928	148,356
Increase (decrease) in customer deposits	21,924	(18,652)
Net cash used in operating activities of continuing operations	(1,666,234)	(143,359)
Net cash provided by operating activities of discontinued operations	-	303,582
Net cash provided by (used in) operating activities	(1,666,234)	160,223
Cash flows from investing activities
Acquisition of property and equipment	(1,141,317)	(1,801)
Cash held by Vegfab at acquisition date	-	9,468
Payment of acquisition of Vegfab	-	(1,000,000)
Cash received from disposal of fixed assets	13,104	-
Payments of trademark registration	(23,839)	-
Construction-in-progress	(2,608,265)	-
Net cash used in investing activities of continuing operations	(3,760,317)	(992,333)
Net cash used in investing activities of discontinued operations	-	(58,487)
Net cash used in investing activities	(3,760,317)	(1,050,820)
Cash flows from financing activities
Principal payments under capital lease obligations	(59,909)	(14,275)
Due to related party	5,949,196	472,879
Repayment of loan from others	-	(128,884)
Issuance of common stock	8,800,785	1,195,637
Net cash provided by financing activities of continuing operations	14,690,072	1,525,357
Net cash used in financing activities of discontinued operations	-	(338,986)
Net cash provided by financing activities	14,690,072	1,186,371

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

(CONTINUED)
Effect of exchange rate changes on cash and cash equivalents	(54,686)	2,957

Net increase in cash and cash equivalents	9,208,835	298,731
Net decrease in cash and cash equivalents of discontinued operations	-	(93,891)
Net increase in cash and cash equivalents of continuing operations	9,208,835	392,622

Cash and cash equivalents
Beginning	25,364	94,473
Ending	$9,234,199	$487,095

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$4,608
Interest expense	$9,655	$53,445

Non-cash transactions:
Acquisition of treasury stock for disposal of Harlee	$1,800,000	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Going Concern

The Company has incurred a net loss of $2,530,889 and $1,041,283 during the nine months ended September 30, 2013 and 2012, respectively, and has an accumulated deficit of $6,442,681 as of September 30, 2013.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 as at September 30, 2013 and December 31, 2012.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2013 and December 31, 2012, inventory consisted only of finished goods.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2013 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2013, there were $7,161,023 advances outstanding.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
Machine and equipment	$1,548,617	$310,974
Furniture and fixtures	10,100	10,279
Leasehold improvements	31,622	29,710
Total cost	1,590,339	350,963
Accumulated depreciation	(150,788)	(46,375)
	$1,439,551	$303,588

Depreciation expenses were $97,823 and $9,176 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 4 –CONSTRUCTION IN PROGRESS

Construction in progress of $3,867,570 as of September 30, 2013 mainly consisted of construction of factory with agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems.

NOTE 5 – COMMON STOCK

On September 16, 2013, the Company issued 140,678,401 shares of common stock to fifty-seven individuals for aggregate proceeds of $9,300,785 at deemed prices as follows:

1.	30,986 shares at US$0.03 per share;

2.	4,017,557 shares at US$0.04 per share;

3.	29,768,176 shares at US$0.045 per share;

4.	21,961,580 shares at US$0.05 per share;

5.	4,525,102 shares at US$0.06 per share; and

6.	80,375,000 shares at US$0.08 per share.

The Company paid $500,000 of commission to an individual for the above private placements.

NOTE 6 – DISCONTINUED OPERATIONS

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

	Nine Months ended	Three Months ended
	September 30, 2012	September 30, 2012
Net revenue	$6,864,419	$2,214,032
Cost of goods sold	6,422,812	2,024,384
Selling, general, and administrative expenses	552,976	197,493
Interest (expense) income, net	(26,851)	(5,859)
Other income, net	25,794	10,318
Loss before income taxes	(112,426)	(3,386)
Income taxes	-	-
Net loss	$(112,426)	$(3,386)

The net assets distributed as of January 4, 2013 were as follows:

January 4, 2013
Cash & cash equivalents	$439,223
Restricted cash	494,875
Inventory, net	1,206,396
Accounts receivable, net	2,004,421
Prepaid expenses	6,470
Current assets	$4,151,385
Property, plant, and equipment, net	-
All other assets	4,294
Non-current assets	$4,294
Accounts payable	191,290
Bank loan	1,979,049
Current liabilities	$2,170,339

NOTE 7 – SHARE-BASED COMPENSATION

On April 19, 2013, the Company granted to Mr. Christian Nielsen, accounting manager stock options to purchase 1,000,000 of the Company’s common stock for services performed for the Company, at an exercise price of $0.03 per share. The options have a five-year contractual term and are vested at the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $56,643 for the period ended September 30, 2013.

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

Options issued and outstanding as of September 30, 2013 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2013	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of September 30, 2013	1,000,000	0.03	4.80
Exercisable as of September 30, 2013	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of September 30, 2013, the aggregate intrinsic value of options outstanding was $56,643.

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

We sustained operating losses of $2,530,889 and sustained operating losses of $1,041,283 during the nine month periods ended September 30, 2013 and 2012, respectively, and incurred an accumulated deficit of $6,442,681 and $3,911,792 as of September 30, 2013 and December 31, 2012, respectively. In addition, we expect to incur an operating loss in the 2013 fiscal year.

We have operated principally as a research and development company since our inception but abandoned our telecommunications technology business in fiscal 2012. Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of September 30, 2013 and December 31, 2012, there were $7,161,023 and $1,194,798 advances outstanding, respectively.

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

Cash Requirements

We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $12,000,000 to sustain operations and market our products effectively.

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

As at September 30, 2013 we will require additional financing of approximately $3,500,000 to execute our business strategy for fiscal 2013. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Liquidity and Capital Resources

Our financial position as at September 30, 2013 and December 31, 2012 and the changes for the periods then ended are as follows:

Working Capital

	As at	As at
	September 30, 2013	December 31, 2012
Current Assets	$10,413,539	$4,915,883
Current Liabilities	$9,327,246	$4,535,658
Working Capital (Deficiency)	$1,086,293	$380,225

Our working capital surplus increased from $380,225 at December 31, 2012 to $1,086,293 at September 30, 2013 primarily as a result of increases in accounts payable and accrued expenses, loan to related party, and construction payable, which is partially offset by increases in cash and cash equivalents, accounts receivable, inventory, and prepayments, and decreases in obligation under capital lease.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Our operating results for the three months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months ended	Three Months ended
	September 30, 2013	September 30, 2012
	($)	($)
Operating Revenues	179,036	86,246
Operating Costs and expenses	919,439	891,376
Income (loss) from Operations	(740,403)	(805,129)
Other Income (Expenses)	(55,979)	12,499
Provision for Income Taxes expense (benefit)	-	-
Income (loss) from continued operations	(796,382)	(792,630)
Loss from discontinued operations	-	(3,386)
Net Income (loss)	(796,382)	(796,016)

Net Income (loss) per share (basic and diluted)
Loss from continued operations	(0.00)	(0.00)
Loss from discontinued operations	-	(0.00)
Net loss	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the three months ended September 30, 2013 increased by $92,789 to $179,036 compared to $86,247 for the same period in 2012. The increase in sales volume was primarily due to our initial success in selling our vegetables to local and small supermarkets in Taiwan. Cost of sales for the three months ended September 30, 2013 totaled $65,938 or approximately 36.83% of net sales compared to $77,696 or approximately 91.08% for the three months ended September 30, 2012. Gross profit as a percentage of net sales was 63.17% for the three month ended September 30, 2013, compared to 8.92% in the same period of 2012. The increase in gross profit percentage was due to higher sales prices in sample sales of vegetables. Our agricultural equipment business had not generate significant revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 totaled $ 853,501 compared to $813,680 for the three months ended September 30, 2012, an increase of $39,821. The increase in operating expenses was primarily due to the operating expense from the newly acquired Vegfab, which consists primarily salary, utility, rent, supply, and meal and entertainment expenses.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2013 totaled $(740,403) compared to a loss of $(805,129) for the three months ended September 30, 2012, a decrease of 64,726. The decrease in loss from operations was primarily due to increased sales amount and gross profit, which is partially offset by the increased operating expenses.

Other Income (expenses)

Other income (expenses) decreased approximately $68,478 to $(55,979) for the three months ended September 30, 2013 from $12,499for the same period in 2012. The decrease in net other income was primarily due to an increase in currency exchange loss and loss from investment, and the decrease in interest expense.

Net Income (Loss)

Net loss for the three months ended September 30, 2013 totaled $(796,382) compared to $(796,016) for the three months ended September 30, 2012, an increase of $(366The increase in net loss was not significant and primarily due to the reasons described above.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Our operating results for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	($)	($)
Operating Revenues	273,700	86,247
Operating Costs and expenses	2,549,491	1,028,210
Income (loss) from Operations	(2,275,791)	(941,963)
Other Income (Expenses)	(255,098)	13,106
Provision for Income Taxes expense (benefit)	-	(12,673)
Income (loss) from continued operations	(2,530,889)	(928,857)
Loss from discontinued operations	-	(112,426)
Net Income (loss)	(2,530,889)	(1,041,283)

Net Income (loss) per share (basic and diluted)
Loss from continued operations	(0.01)	(0.00)
Loss from discontinued operations	-	(0.00)
Net loss	(0.01)	(0.00)

Revenues and Cost of Sales

Revenues for the nine months ended September 30, 2013 increased by $187,453 to $273,700 compared to $86,247 for the same period in 2012. The increase in sales volume was primarily due to our initial success in selling our vegetables to local and small supermarkets in Taiwan. Cost of sales for the nine months ended September 30, 2013 totaled $559,841 or approximately 204.55% of net sales compared to $77,696 or approximately 91.09% for the nine months ended September 30, 2012. Gross profit (loss) as a percentage of net sales was (104.64)% for the three month ended September 30, 2013, compared to 9.91% in the same period of 2012. We wrote off the damaged materials that were used in production for our agricultural equipment, and our agricultural equipment business had not generate significant revenue. Operating Expenses

Operating expenses for the nine months ended September 30, 2013 totaled $1,989,650 compared to $950,514 for the nine months ended September 30, 2012, an increase of $1,039,136.

The increase in operating expenses was primarily due to the operating expense from the newly acquired Vegfab, which consists primarily salary, utility, rent, supply, and meal and entertainment expenses.

Income (Loss) from Operations

Loss from operations for the nine months ended September 30, 2013 totaled (2,275,791) compared to a loss of $(941,963) for the nine months ended September 30, 2012, an increase of $(1,333,828). The increase in loss from operations was primarily due to the increased operating expenses and cost of sales, which is partially offset by increased sales amount and gross profit,

Other Income (expenses)

Other income decreased approximately $268,204 to $(255,098) for the nine months ended September 30, 2013 from $13,106 for the same period in 2012. The decrease in net other income was primarily due to an increase in loss from the disposal of HTT, currency exchange loss, and interest expense, loss from long-term investment, which is partially offset by the increase in gain on disposal of fixed assets.

Net Income (Loss)

Net loss for the nine months ended September 30, 2013 totaled $(2,530,889) compared to $(1,041,283) for the nine months ended September 30, 2012, an increase of $(1,489,606). The increase in net loss was primarily due to the reasons described above.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Net cash provided by (used in) Operating Activities	$(1,666,234)	$160,223
Net cash provided by (used in) Investing Activities	$(3,760,317))	$(1,050,820)
Net cash provided by (used in) Financing Activities	$14,690,072	$1,186,371
Increase (Decrease) in Cash and Cash Equivalents during the Period	$9,208,835	$392,622
Cash, Beginning of Period	$25,364	$94,473
Cash, End of Period	$9,208,199	$487,095

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2013 was $(1,666,234), an increase of $1,826,457 compared to $160,223 net cash used in operating activities during the nine months ended September 30, 2012. The decrease in the cash used in operating activities was primarily due to current period loss, increases in depreciation expense, loss on investment, loss on disposal of Halee, accounts receivable, prepaid expenses, customer deposit, and accounts payable and accrued expenses, and a decrease in inventory, and common stock issued for service expense.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2013 was $(3,760,317), which was an increase of $(2,709,497), compared to $(1,050,820) net cash used in investing activities during the nine months ended September 30, 2012. The increase in the cash used in investing activities was primarily due to an increase in acquisition of fixed assets, construction in progress, payments of trademark registration, and a decrease in the payment of $1,000,000 for acquisition of Vegfab.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2013 was $14,690,072, which was an increase of $13,503,701, compared to $1,186,371 net cash provided by financing activities during the nine months ended September 30, 2012. The increase in the cash used in investing activities was primarily due to the proceeds from the sale of common stock, and amount due from related party, which is partially offset by a net increase of repayment of capital lease.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During the Next Twelve Months

	$
Cost of Sales		1,350,000
General, Administrative		2,700,000
Interest Expense		10,000
Total		$4,060,000

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

Cash on hand as of September 30, 2013was $9,234,199.

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

We sustained operating losses of $(6,442,681) for the period ended September 30, 2013. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Our revenues, profitability, future growth, and the carrying value of our assets are substantially dependent on prevailing global economic conditions, generally, and on fluctuations in specific factors such as exchange rates, rates of inflation, governmental stability and the occurrence of economically disruptive events, such as war or natural or industrial disaster. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon these factors. The negative impact of these factors on sales orders originating from an affected country would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations. For example, unfavorable changes in exchange rates can increase the cost of our products and reduce revenues, resulting in reduced profitability. In the event that our profitability is reduced and we are unable to maintain our profit margins, our ability to raise or to borrow capital may decrease. In addition, as has been recently experienced, general downturns in the technology sector worldwide have made fundraising difficult. Since the marketing of our products will require us to raise additional capital, such downturns may have an adverse effect on our ability to continue operations and to effectively market our products.

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

Cash flow used in operations is $(1,666,234) for the period ended September 30, 2013, and cash flow from operations of (160,223) for the period ended September 30, 2012. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $5,000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At November 14, 2013, we had 544,205,306 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2013, we issued an aggregate of 140,678,401 shares of common stock at prices ranging from $0.03 to $0.08 per share, pursuant to the closing of a private placement, for aggregate gross proceeds of approximately $9,300,784.89. Proceeds from the private placement are to be to be used as additional capital for our business operations. These shares were issued to fifty-five non-U.S persons (all residents of China, Hong Kong, and Taiwan) in offshore transactions relying on Regulation S of the Securities Act of 1933, and two U.S. persons in transactions relying on exemptions under Rule 506 of Regulation D of the Securities Act of 1933.

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

10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

Exhibit
Number	Description
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited, a Turks and Caicos company.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: November 14, 2013	/s/ James Wu
James Wu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)