Form 10-K
period 2013-12-31
TRANSAKT LTD.
filed 2014-03-31
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant's telephone number, including area code: (403) 290-1744

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [     ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes [     ] No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2013 was $53,612,298 based on a $0.096 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
613,447,306 common shares as of March 31, 2014.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean TransAKT Ltd., a Nevada corporation, and our wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company and its wholly owned subsidiary TransAKT Taiwan Limited, our wholly owned subsidiary, Vegfab Agricultural Technology Co. Ltd., a Taiwanese company, and TransAKT Bio Agritech Ltd., a 60%-owned subsidiary company in Hong Kong (S.A.R), unless otherwise indicated.

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

On October 30, 2013, Million Talented Ltd., a third party, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operation until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business.

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

We sustained operating losses of $10,513,407 and $1,338,033 during the years ended December 31, 2013 and 2012, respectively, and incurred an accumulated deficit of $14,425,199 and $3,911,792 as of December 31, 2013 and December 31, 2012, respectively. In addition, we expect to incur an operating loss in 2014.

We have operated principally as a research and development company since our inception but abandoned our telecommunications technology business in fiscal 2012. Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of December 31, 2012, there was $1,194,798 advances outstanding. In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

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

Research and Development

No significant research and development expenses were incurred in 2013 or 2012. Any future research and development undertakings will be subject to the availability of sufficient capital.

Employees

We have 80 full time employees in Taiwan working in various administrative and operations related capacities. These include management, accounting, product engineering, information technology, horticulture, sales, and customer service, amongst others. Our payroll costs were approximately $1,405,960 and $370,000 for the year ended December 31, 2013 and 2012, respectively. We estimate that our payroll costs for fiscal 2014 will be approximately $1,650,000 based on our current business plan.

Subsidiaries

We have two (2) wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company, and TransAKT (BVI) Ltd., a British Virgin Islands company. TransAKT Holdings Limited owns all of the issued and outstanding shares of TransAKT Taiwan Corp, our Taiwan based operating company. Other than holding the shares of TransAKT Taiwan Corp., TransAKT Holdings Limited is non-active. TransAKT Taiwan Corp. owns all of the issued and outstanding shares of Vegfab Agricultural Technology Co. Ltd., a Taiwan corporation. TransAKT (BVI) Ltd. owns 60% of the issued and outstanding shares of TransAKT Bio Agritech Ltd., its primary business is conducting research and development on new agricultural technology relating to the Company’s business. Other than holding the shares of TransAKT Bio Agritech Ltd., TransAKT (BVI) Ltd. is non-active.

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

We sustained operating losses for each of the fiscal years ended December 31, 2013 and 2012 of $10,513,407 and $1,338,033, respectively. We also anticipate sustaining a loss from operations for the fiscal year ended December 31, 2014. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operating activities of our continuing operations for the fiscal years ended December 31, 2013 and 2012 were $3,348,305 and $912,925, respectively. We have been dependent upon the proceeds of equity and non-equity financing to fund operations. No assurances can be given that our actual cash requirements will not exceed our budget or that anticipated revenues will be realized when needed, lines of credit will be available if necessary or that additional capital will be available. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain our current operations without regard to our business plan.

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

Our shares currently trade on the OTC Markets OTCQB (“OTCQB”) with limited trading. If this market is not sustained or we are unable to satisfy any future trading criteria that may be imposed by the Financial Industry Regulatory Authority (“FINRA”), there may not be any liquidity for our shares. We have generated only limited revenue from the sale of our products to date. These factors could have a negative impact on the liquidity of any investment made in our stock.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At March 31, 2014, we had 613,447,306 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Our principal executive offices are located at 3F No. 19-2, Lane 231, Fu-Hsin North Rd, Taipei, Taiwan (R.O.C), Taiwan.

On October 1, 2012, through our wholly owned subsidiary Vegfab, we entered into a lease agreement for the location of our plant factory located in Yangmei City, Taoyuan 326, Taiwan. The space is approximately 19,375 square feet and can accommodate 600,000 edible green plants at once or 1,800,000 plants per month for a yield of 12,000 bags (approximately 2,500 kg) of vegetables per day based on a 10 day growth cycle. The lease is for a term of 8 years ending on September 30, 2020. The rental rate is approximately USD$63,100 per year during the term.

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

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2013	$0.175	$0.015
September 30, 2013	$0.200	$0.040
June 30, 2013	$0.102	$0.050
March 31, 2013	$0.230	$0.028
December 31, 2012	$0.050	$0.010
September 30, 2012	$0.060	$0.040
June 30, 2012	$0.060	$0.040
March 31, 2012	$0.050	$0.020
December 31, 2011	$0.080	$0.030

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Transfer Online, Inc., 512 SE Salmon St., Portland, OR 97214 (Telephone: (503) 227-2950) is the registrar and transfer agent for our common shares.

On March 31, 2014, the shareholders' list showed 145 registered shareholders and 613,447,306 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2013 and December 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operating Results

On July 26, 2012, we acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”) for the sum of US$5,500,000. The acquisition was accounted for as a business combination under the purchase method of accounting. Vegfab’s results of operations were included in our results beginning July 27, 2012. Vegfab contributed net revenues of $335,164 and $195,323, and net loss of $3,559,087 and $483,330 for the year ended December 31, 2013 and for the period from July 27, 2012 through December 31, 2012, respectively. We anticipate generating approximately $750,000 in annual revenues in fiscal 2014 based on our current operations and without regard to any plans we may have for expansion.

Our plan of operations for fiscal 2014 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[4]
Beginning January 1, 2014
Capital required for expansion plans[1]	$10,000,000
Salaries	$1,850,000
Rent[2]	$110,000
Utilities[3]	$600,000
Accounting and Legal Expenses	$200,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$200,000
Contingency	$100,000
Total	$13,077,500

1.	Capital for plan to open 3-4 more vegetable factories, further R&D expenses.
2.	Rent expense includes minimum lease payments due during 2014 for current plant factory.
3.	Utilities expense for current plant factory will be approximately US$50,000 per month.
4.	Based on 2013 average exchange rate of $0.03369.

As of March 31, 2014 we will require additional financing of approximately $10,000,000 to execute our business strategy for fiscal 2014. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Results of Operation

Owing to our sale of our former subsidiary, Taiwan Halee International Corporation (“HTT”) on January 4, 2013, the operating results of HTT have been presented as discontinued operation in the consolidated statements of operations and are therefore not reflected in results below.

		Year Ended
		December 31,		December 31,
		2013		2012
Sales, net		$359,773		$202,636
Cost of sales		$2,046,429		$160,080
Gross profit		$(1,686,656)		$42,556

Selling, general and administrative expenses		$2,750,757		$1,390,180
Impairment loss on fixed assets		$703,864	$	Nil
Impairment loss on goodwill		$5,163,739	$	Nil
Total Other income (expenses)		$(219,147)		$(48,551)
Provision for income taxes expense (benefit)	$	Nil	$	Nil
Net loss		$10,524,163		$1,338,033
Net loss attributable to non-controlling interest		$10,756	$	Nil
Net loss attributable to TRANSAKT LTD.		$10,513,407		$1,338,033

Revenues & Cost of Sales

Sales for the year ended December 31, 2013 has increased to $359,773 from $202,636 for the same period in 2012. The increase in sales volume was primarily due to our initial success in selling our vegetables to local and small supermarkets in Taiwan. Cost of sales for the year ended December 31, 2013 totaled $2,046,429 or approximately 568.81% of net sales compared to $160,080 or approximately 79% of net sales for the year ended December 31, 2012. Gross profit (loss) as a percentage of net sales was (468.81)% for the year ended December 31, 2013, compared to 21% for the same period of 2012. The construction of factory with agricultural equipment used to grow vegetables was complete in the fourth quarter of 2013. However, the factory operated with limited capacity producing vegetables, resulting in sales revenue could barely sustain fixed costs of operation incurred during the year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2013 totaled $2,750,757 or approximately 765% of net sales compared to operating expenses of $1,390,180 or approximately 686% of net sales during the year ended December 31, 2012. The increase in operating expenses was primarily due to the operating expense from the newly acquired Vegfab, which consisted mainly salary, utility, rent, supply, and professional fees.

Income (Loss) from Operations

Loss from operations for the year ended December 31, 2013 totaled (10,305,016) compared to a loss of $(1,347,624) for the year ended December 31, 2012, an increase of $(8,957,392). The increase in loss from operations was primarily due to the increased operating expenses and cost of sales, which is partially offset by increased sales amount and gross profit. In addition, we also recognized the impairment losses on both fixed assets and goodwill. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, our anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Other Income (expenses)

Other income decreased approximately $170,596 to $(219,147) for the year ended December 31, 2013 from $(48,551) for the same period in 2012. The decrease in net other income was primarily due to an increase in loss from the disposal of HTT, loss from long-term investment, and interest expense, which is partially offset by the increase in gain on disposal of fixed assets.

Net Loss

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $10.51 million for the year ended December 31, 2013 as compared to approximately $1.34 million for the year ended December 31, 2012, representing a decrease of approximately $9.17 million or approximately 685.74% .

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Working Capital

	At	At
	December 31,	December 31,
	2013	2012
Current assets	$5,310,341	$4,915,883
Current liabilities	$1,565,455	$4,535,658
Working capital	$3,744,886	$380,225

Cash Flows

	Fiscal year ended December 31,
	2013	2012
Net cash used in operating activities of continuing operations	$(3,348,305)	$(912,925)
Net cash used in investing activities of continuing operations	$(4,539,069)	$(1,578,475)
Net cash provided by financing activities of continuing operations	$11,402,217	$2,418,970
Net cash used in discontinued operations	$-	$(422,629)

Net cash flow used in operating activities of continuing operations was $3,348,305 in 2013, compared to $912,925 in 2012, an increase of $2,435,380. The increase in net cash flow used in operating activities of continuing operations was mainly due to the loss in current year, increase in accounts receivable, inventory, advance to suppliers, and prepayments, which were partially offset by an increase in accounts payable and accrued expenses.

Net cash flow used in investing activities of continuing operations was $4,539,069 for 2013, compared to net cash flow used in investing activities of continuing operations of $1,578,475 for 2012. The increase in net cash flow used in investing activities of continuing operations in 2013 was mainly due to our construction of leasehold improvement - factory and acquisition of property and equipment.

Net cash flow provided by financing activities of continuing operations was $11,402,217 for 2013, compared to net cash flow provided by financing activities of $2,418,970 for 2012. The increase in net cash flow provided by financing activities of continuing operations in 2013 was mainly due to proceeds from issuance of common stock which was partially offset by repayment amounts due to related parties.

Net cash used in discontinued operations was $0 for the year ended December 31, 2013, compared to $422,629 for the year ended December 31, 2012.

Our working capital was $3,744,886 as of December 31, 2013 compared to $380,225 as of December 31, 2012.

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

Capital Expenditure

Total capital expenditures were $4,552,208 and $588,737 for the years ended December 31, 2013 and 2012, respectively.

Currency Exchange Fluctuations

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (NTD), Canadian Dollar (CAD), and Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, CAD, and HKD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

Cash Requirements

We used cash in operations of $3,348,305 for the year ended December 31, 2013. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain our current operations and market our products effectively.

Research and Development

No significant research and development expenses were incurred in 2013 or 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.op

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries, including, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the presentation of discontinued operations of Taiwan Halee International Co. Ltd.

Going Concern

We has incurred a net loss attributable to the Company’s common stockholders of $10,513,407 and $1,338,033 during the years ended December 31, 2013 and 2012, respectively, and has an accumulated deficit of $14,425,199 and $3,911,792 as of December 31, 2013 and December 31, 2012, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2013, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2014; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2013 and 2012, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD), Canadian Dollar (CAD), and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (NTD), Canadian Dollar (CAD), and Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, CAD, and HKD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable and other receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $32,263 and $0 as at December 31, 2013 and December 31, 2012, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods. As of December 31, 2012, inventory consisted of finished goods only.

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

Furniture and Fixtures	3 - 5 years
Machine and equipment	3 - 10 years
Computer Hardware and Software	3 - 5 years

Automobile	3 - 5 years
Leasehold improvement	30 years

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

Stock-based Compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement,” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

The goodwill in the amount of $5,163,739 recorded in the consolidated balance sheet as of December 31, 2012 (see Note 14) was generated from the acquisition of Vegfab by TransAKT Taiwan Limited on July 26, 2012. In 2013, the Company recorded a goodwill write-down of $5,163,739, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company’s anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down was included as a component of operating expense in 2013.

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on the Company’s 2012 Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows..

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December

15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Tabular Disclosure of Contractual Obligations

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $199,841 and $91,632 for the years ended December 31, 2013 and 2012, respectively.

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
DECEMBER 31, 2013 AND 2012 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), change in shareholders’ equity, , and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(14,425,199) at December 31, 2013 including net losses of $(10,524,163) and $(1,338,033) during the years ended December 31, 2013 and 2012, respectively. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 26, 2014

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$3,186,590	$25,364
Accounts receivable, net
Trade, net	71,530	47,949
Related parties	408,200	-
Inventory	676,544	361.631
Advance to suppliers	261,456	191,257
Due from related parties	312,671	-
Prepayments	393,350	138,297
Current assets of discontinued operations	-	4,151,385
Total Current Assets	5,310,341	4,915,883

Property & equipment, net	3,927,108	303,588
Construction in progress	-	1,265,858
Long-term investments	-	35,818
Goodwill	-	5,163,739
Deposits	30,321	45,385
Non-current assets of discontinued operations	-	4,294

Total Assets	$9,267,770	$11,734,565

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

Current Liabilities
Accounts payable	$1,177,912	$249,255
Accrued expenses	132,166	128,750
Construction payable	198,521	712,631
Loan payable to related party	-	1,194,798
Current portion of obligation under capital leases	56,856	79,885
Current liabilities of discontinued operations	-	2,170,339
Total Current Liabilities	1,565,455	4,535,658

Long term liabilities
Obligation under capital leases	-	58,349
Total liabilities	1,565,455	4,594,007

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 and 403,526,905 shares issued and outstanding at December 31, 2013 and 2012, respectively	613,447	403,527
Additional paid-in capital	24,534,404	10,497,536
Accumulated deficit	(14,425,199)	(3,911,792)
Other comprehensive income	(10,093)	151,287
Stock subscription receivable	(1,200,000)	-
Treasury stock, common stock, at cost, 45,000,000 shares at December 31, 2013 and 0 share at December 31, 2012	(1,800,000)	-
Total Stockholders' Equity	7,712,559	7,140,558
Non-controlling interest	(10,244)	-
Total Equity	7,702,315	7,140,558

Total Liabilities and Equity	$9,267, 770	$11,734,565

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Sales, net	$359,773	$202,636
Cost of sales	2,046,429	160,080

Gross profit	(1,686,656)	42,556
Selling, general and administrative expenses	2,750,757	1,390,180
Impairment loss on fixed assets	703,864	-
Impairment loss on goodwill	5,163,739	-
Loss from operations	(10,305,016)	(1,347,624)
Other income (expense)
Interest income	420	53
Loss from investments	(35,078)	(16,521)
Loss from disposal of subsidiary	(177,404)	-
Currency exchange gain (loss)	30,777	(26,543)
Gain on disposal of fixed assets	34,630	2,145
Interest expense	(72,492)	(7,685)
Total other income (expenses)	(219,147)	(48,551)
Loss before income taxes	(10,524,163)	(1,396,175)
Provision for income taxes expense (benefit)	-	-
Loss from continued operations	(10,524,163)	(1,396,175)
Income from discontinued operations	-	58,142
Net loss	(10,524,163)	(1,338,033)
Net loss attributable to non-controlling interest	(10,756)	-
Net loss attributable to TRANSAKT LTD.	$(10,513,407)	$(1,338,033)

Loss per share:
Basic and diluted income (loss) per share
Loss from continued operations	$(0.03)	$(0.01)
Loss from discontinued operations	$-	$0.00
Net loss	$(0.03)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	406,966,086	220,343,651

Other Comprehensive Income (Loss)
Net loss	$(10,524,163)	$(1,338,033)
Foreign currency translation adjustment	(161,384)	89,581
Comprehensive income (loss)	(10,685,547)	(1,248,452)
Comprehensive income (loss) attributable to the non-controlling interest	(10,760)	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(10,674,787)	$(1,248,452)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additonal	Stock		Other
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Treasury	Stock at Cost	Noncontrolling
	Shares	Amount	Capital	Receivable	Deficit	Income (loss)	Shares	Amount	Interest	Total
Balance at December 31, 2011	195,339,005	$195,339	$4,460,087	$-	$(2,573,759)	$61,706	-	$-	$-	$2,143,373
Common stock issued for cash on May 17, 2012	39,854,567	39,855	1,155,782	-	-	-	-	-	-	1,195,637
Common stock issued for acquisition of Vegefab	150,000,000	150,000	4,350,000	-	-	-	-	-	-	4,500,000
Common stock issued for service	18,333,333	18,333	531,667	-	-	-	-	-	-	550,000
Foreign currency translation adjustment		-	-	-	-	89,581	-	-	-	89,581
Net loss	-	-	-	-	(1,338,033)	-	-	-	-	(1,338,033)
Balance at December 31, 2012	403,526,905	$403,527	$10,497,536	$-	$(3,911,792)	$151,287	-	$-	$-	$7,140,558
Treasury stock obtained from disposal of Harlee	-	-	-	-	-	-	(45,000,000)	(1,800,000)	-	(1,800,000)
Stock Option issued to employee	-	-	56,643	-	-	-	-	-	-	56,643
Common stock issued for cash on September 16, 2013	140,678,401	140,678	8,660,107	-	-	-	-	-	-	8,800,785
Common stock issued for cash on November 26, 2013	69,242,000	69,242	5,320,118	(1,200,000)	-	-	-	-	-	4,189,360
Formation of subsidiary	-	-	-	-	-	-	-	-	516	516
Foreign currency translation adjustment	-	-	-	-	-	(161,380)	-	-	(4)	(161,384)
Net loss	-	-	-	-	(10,513,407)	-	-	-	(10,756)	(10,524,163)
Balance at December 31, 2013	613,447,306	$613,447	$24,534,404	($1,200,000)	($14,425,199)	($10,093)	(45,000,000)	($1,800,000)	($10,244)	$7,702,315

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net loss available to common stockholders	$(10,513,407)	$(1,338,033)
Income from discontinued operations	-	$(58,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	10,756	-
Gain on disposal of assets	(34,630)	(2,145)
Loss on disposal of discontinued operations	177,404	-
Impairment loss on fixed assets	703,864	-
Impairment loss on goodwill	5,163,739	-
Bad debt expense	62,962	-
Depreciation expense	519,683	33,960
Common stock issued for service	500,000	550,000
Stock Option issued to employee	56,643	-
Loss on long-term investment	35,078	-
Changes in assets and liabilities:
Increase in accounts receivable	(440,113)	(24,788)
Increase in inventory	(325,807)	(246,118)
Increase in advance to suppliers	(71,525)	-
Decrease (Increase) in prepayments	(182,181)	230,669
Decrease (Increase) in deposits	13,734	(14,602)
Increase in accounts payable and accrued expenses	970,608	203,925
Increase (Decrease) in customer deposits	4,887	(247,651)
Net cash used in operating activities of continuing operations	(3,348,305)	(912,925)
Net cash used in operating activities of discontinued operations	-	(398,788)
Net cash used in operating activities	(3,348,305)	(1,311,713)
Cash flows from investing activities
Acquisition of property and equipment	(1,677,579)	(45,159)
Cash received from disposal of fixed assets	13,139	35,987
Payment for factory construction	(2,874,629)	(543,578)
Long-term investments	-	(35,193)
Cash held by Vegfab at acquisition date	-	9,468
Payment of acquisition of Vegfab	-	(1,000,000)
Net cash used in investing activities of continuing operations	(4,539,069)	(1,578,475)
Net cash provided by investing activities of discontinued operations	-	131,466
Net cash used in investing activities	(4,539,069)	(1,447,009)
Cash flows from financing activities
Non-controlling interest	516	-
Repayment of loan from others	(6,829)	(129,266)
Principal payments under capital lease obligations	(78,237)	(33,253)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(CONTINUED)

Due to related party	-	1,417,499
Repayment of amount due to related party	(1,503,378)	(29,937)
Proceeds from issuance of common stock	12,990,145	1,193,927
Net cash provided by financing activities of continuing operations	11,402,217	2,418,970
Net cash used in financing activities of discontinued operations	-	(155,307)
Net cash provided by financing activities	11,402,217	2,263,663

Effect of exchange rate changes on cash and cash equivalents	(353,617)	3,321

Net increase (decrease) in cash and cash equivalents	3,161,226	(491,738)
Net decrease in cash and cash equivalents of discontinued operations	-	(422,629)
Net increase (decrease) in cash and cash equivalents of continuing operations	3,161,,226	(69,109)

Cash and cash equivalents
Beginning	25,364	94,473
Ending	$3,186,590	$25,364

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$72,492	$7,685

Non-cash transactions:
Issuance of common stock for acquisition of Vegfab	$-	$4,500,000
Acquisition of treasury stock for disposal of Harlee	$1,800,000	$-
Transfer from construction in progress to property and equipment	$1,237,838	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

On July 26, 2012, the Company acquired 100% equity of Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”), a company incorporated under the laws of the Republic of China (“ROC, Taiwan”). Vegfab is mainly engaged in selling agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems (see Note 10).

On January 4, 2013, the Company entered into a Share Purchase and Sale Agreement with a shareholder pursuant to which the Company sold to him 100% of all issued and outstanding securities of its wholly owned subsidiary Taiwan Halee International Corporation (“HTT”). In consideration of the sale of HTT, the shareholder has transferred to the Company 45,000,000 previously issued common voting shares of TransAKT with a deemed value of $0.04 per share or $1.8 million in the aggregate (see Note 14).

On October 30, 2013, Million Talented Ltd., a third party, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operation until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries, including, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the presentation of discontinued operations of Taiwan Halee International Co. Ltd.

Going Concern

The Company has incurred a net loss of $10,524,163 and $1,338,033 during the years ended December 31, 2013 and 2012, respectively, and has an accumulated deficit of $14,425,199 and $3,911,792 as of December 31, 2013 and December 31, 2012, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2013, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2014; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2013 and 2012, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD), Canadian Dollar (CAD), and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (NTD), Canadian Dollar (CAD), and Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, CAD, and HKD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable and other receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $32,263 and $0 as at December 31, 2013 and December 31, 2012, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods. As of December 31, 2012, inventory consisted of finished goods only.

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

Furniture and Fixtures	3 - 5 years
Machine and equipment	3 - 10 years
Computer Hardware and Software	3 - 5 years
Automobile	3 - 5 years
Leasehold improvement	30 years

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

Stock-based Compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement,” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

The goodwill in the amount of $5,163,739 recorded in the consolidated balance sheet as of December 31, 2012 (see Note 13) was generated from the acquisition of Vegfab by TransAKT Taiwan Limited on July 26, 2012. In 2013, the Company recorded a goodwill write-down of $5,163,739, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company’s anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down was included as a component of operating expense in 2013.

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on the Company’s 2012 Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows..

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31, 2013	December 31, 2012
Raw Materials – seeds	$5,914	$-
Work in process -vegetables	142,538	-
Finished goods - vegetables	3,817	-
Finished goods - complete growing systems & parts	524,275	361,631
	$676,544	$361,631

NOTE 4 – PREPAYMENTS

Prepayments consist of the following:

	December 31, 2013	December 31, 2012
Prepayment for a joint venture business	$341,005	$-
Deductible value-added tax (VAT)	50,895	10,033
Prepaid expenses	1,450	128,264
	$393,350	$138,297

On November 26, 2013, the Company made a prepayment to Phytogro Co., Ltd. in China (P.R.C.) for a joint venture business relating to planting technique of vegetables. However, the joint venture was canceled as of December 31, 2013. The Company has received a full amount of prepayment back on March 12, 2014.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2013	December 31, 2012
Machine and equipment	$1,494,182	$310,974
Furniture and fixtures	1,605,868	10,279
Leasehold improvements	1,353,251	29,710
Total cost	4,453,301	350,963
Accumulated depreciation	(526,193)	(47,375)
	$3,927,108	$303,588

Depreciation expenses were $519,683 and $33,960 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – CONSTRUCTION IN PROGRESS

Construction in progress of $1,265,858 as of December 31, 2012 mainly consisted of construction of factory with agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems. The construction in progress of $2,230,620 was transferred to property, plant, and equipment during the year ended December 31, 2013 as the construction was completed.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2012, there was $1,194,798 advances outstanding.

In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

In 2013, an officer and shareholder advanced from the Company in an aggregate amount of $312,671. The amount was repaid in full in 2014.

NOTE 8 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - Taiwan and the United States. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2013 and 2012. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

As of December 31, 2013, the Company had net operating loss carry-forwards of approximately $1,386,000 that may be available to reduce future years’ taxable income through 2033, Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following years ended December 31:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$263,431	$95,601
Less: Valuation allowance	(263,431)	(95,601)
Net provision for Federal income taxes	$-	$-

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2013 and 2012 are as follows:

U.S:	2013	2012
Deferred tax asset – non-current:
Net operating loss carry forward	$471,373	$207,942
Valuation allowance	(471,373)	(207,942)
Net deferred tax asset	$-	$-

Taiwan:

The statutory tax rate under Taiwan tax law is 17%. The Company has several deferred tax asset items. The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Income tax expense – current	$-	$-
Income tax expense – deferred	-	-
Total income tax expense	$-	$-

There was no significant deferred tax item for Taiwan operations for the year ended December 31, 2012 and 2013.

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2013 and 2012:

	2013	2012
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	(17%)	(17%)
Effective tax rate	0%	0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2013 and 2012.

NOTE 9 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $199,841 and $91,632 for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2014	$101,466
2015	78,494
2016	71,160
2017	63,838
2018	63,132
Thereafter	110,368
Total	$488,458

Sale-leaseback Transaction:

In September 2011, the Company entered into a sale-leaseback arrangement relating to its certain equipment. Under the terms of the arrangement, the Company’s equipment, which had a carrying value of $236,350, were sold in cash at a price equal to their carrying value. The Company then leased the property back under a 37 month capital lease that requires month lease payments in a range of $6,600 to $8,580. The Company has an option to purchase the property at the end of lease. The transaction has been accounted for as a financing arrangement, wherein the equipment continued to be reported on the Company’s balance sheet, and depreciation expense on the equipment continued to be recognized. At December 31, 2012, the leased property had a cost of $255,035 and accumulated depreciation of $37,339, and was fully depreciated as of December 31, 2013. Depreciation of assets leased under capital leases is included in depreciation expense.

The following is a schedule by years of future minimum lease payments required under the lease together with their present value as of December 31, 2013:

Twelve Months Ending December 31,
2014	$56,856

Total minimum lease payments	$59,665
Less amount representing interest	2,809

Present value of minimum lease payments	$56,856

NOTE 10 – COMMON STOCK

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

On January 4, 2013, the Company entered into a Share Purchase and Sale Agreement with Mr. Pan Yen Chu pursuant to which the Company sold to Mr. Pan 100% of all issued and outstanding securities of its wholly owned subsidiary Taiwan Halee International Corporation (“HTT”). In consideration of the sale of HTT, Mr. Pan has transferred to the Company 45,000,000 previously issued common voting shares of TransAKT with a deemed value of $0.04 per share or $1.8 million in the aggregate. The transfer of common shares was completed on January 7, 2013. In connection with the sale HTT, the 45,000,000 common shares of the Company received as consideration will be returned to treasury. The 45,000,000 shares constitute approximately 11.5% of the Company’s currently issued and outstanding common stock.

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

On November 26, 2013, the Company issued 69,242,000 shares of common stock to nine individuals for aggregate proceeds of $5,389,360 at deemed prices as follows:

1.	5,000,000 shares at US$0.05 per share;

2.	64,242,000 shares at US$0.08 per share;

NOTE 11 – SHARE-BASED COMPENSATION

On April 19, 2013, the Company granted to Mr. Christian Nielsen, accounting manager stock options to purchase 1,000,000 of the Company’s common stock for services performed for the Company, at an exercise price of $0.03 per share. The options have a five-year contractual term and are vested at the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $56,643 for the period ended December 31, 2013.

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

Options issued and outstanding as of December 31, 2013 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2013	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2013	1,000,000	0.03	4.80
Exercisable as of December 31, 2013	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of December 31, 2013, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 12 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. As such, no-controlling interest consisted of the following:

	December 31, 2013	December 31, 2012
Beginning Balance	$-	$-
Formation of subsidiary	516
Net loss attributed to non-controlling interest	(10,756)	-
Other comprehensive income attributable to non-controlling interest	(4)	-
	$(10,244)	$-

NOTE 13 – BUSINESS COMBINATION

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

Vegfab contributed net revenues of $335,164 and $195,323, and net loss of $3,559,087 and $483,330 for the year ended December 31, 2013 and for the period from July 27, 2012 through December 31, 2012, respectively.

In 2013, the Company recorded a goodwill write-down of $5,163,739, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company’s anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down was included as a component of operating expense in 2013.

NOTE 14 – DISCONTINUED OPERATIONS

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

	2013	2012
Net revenue	$-	$10,119,652
Cost of goods sold	-	9,315,476
Selling, general, and administrative expenses	-	738,897
Interest (expense) income, net	-	(41,548)
Other income, net	-	49,953
Income before income taxes	-	73,684
Income taxes	-	15,542
Net income	$-	$58,142

The net assets distributed as of January 4, 2013 were as follows:

January 4, 2013
Cash & cash equivalents	$439,223
Restricted cash	494,875
Inventory, net	1,206,396
Accounts receivable, net	2,004,421
Prepaid expenses	6,470
Current assets	$4,151,385
Property, plant, and equipment, net	-
All other assets	4,294
Non-current assets	$4,294
Accounts payable	191,290
Bank loan	1,979,049
Current liabilities	$2,170,339

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued these financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2013, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control

During the fiscal year ended December 31, 2013 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2013. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
James Wu	60	Chairman, Chief Executive Officer, President and Director	October 25, 2004
Taifen Day	54	Chief Financial Officer	July 27, 2006
Cheng Chun-Chih	67	Director (Chairman of Taiwan Halee International Co. Ltd.)	December 14, 2006
Dr. Shiau Tzong- Huei	58	Director (Chief Technical Officer of Taiwan Halee International Co. Ltd. and Chairman of TransAKT Taiwan Corp.)	December 14, 2006
Tseng Ming-Huang	44	Director	May 25, 2006
J.T. Wang	47	Vice President of Asia Operations	April 1, 2007
Michael Lin	44	Chairman of Vegfab Agricultural Technology Co. Ltd.	July 26, 2012
Tsai Wen Chin	48	President of Vegfab Agricultural Technology Co. Ltd.	January 2013

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Wu(1) Chairman, Chief Executive Officer, President and Director	2013 2012	90,000 90,000	Nil Nil	Nil 550,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	90,000 640,000
Taifen Day(2) Chief Financial	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Officer
J.T. Wang(3) Vice President of Asia Operations	2013 2012	Nil 40,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 40,000
Michael Lin – Chairman of Vegfab Agricultural Technology Co. Ltd.	2013 2012	N/A 48,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A 48,000
Tsai Wen Chin – President of Vegfab Agricultural Technology Co. Ltd.	2013 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1)	Mr. Wu was appointed as chairman, chief executive officer, president and a director of our company on October 25, 2004.
(2)	Taifen Day was appointed as chief financial officer of our company on July 27, 2006.
(3)	Mr. Wang was appointed as Vice President of Asia Operations on April 1, 2007. Mr. Wang resigned on January 15, 2013.
(4)	Michael Lin resigned as Chairman of Vegfab Agriculture Technology Company Ltd. on September 30, 2013.
(5)	Tsai Wen-Chin resigned as President of Vegfab Agricultural Technology Co. Ltd. effective on December 31, 2013.

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

2013 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2013.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2013 there were no options exercised by our named officers.

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

The following table sets forth, as of March
31, 2014, certain information with respect to
the beneficial ownership of our common
shares by each shareholder known by us to be
the beneficial owner of more than 5% of our
common shares, as well as by each of our
current directors and executive officers as a
group. Each person has sole voting and
investment power with respect to the shares
of common stock, except as otherwise
indicated. Beneficial ownership consists of a
direct interest in the shares of common stock,
except as otherwise indicated. Name and
Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
James Wu President, Chief Executive Officer, and Director 2 FL NO 28 Lane 231 Fu-Hsin N Rd Taipei, Taiwan"	23,985,862	3.91%
Cheng Chun-Chih Director (Chairman of Taiwan Halee International Co. Ltd.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan	5,000,000	(2)
Ho Kang-Wing Director 503 5F Silvercord Tower 2, 30 Canton Rd Tsimshatsui Kowloon, HKG	25,000,000	4.08%
Dr. Shiau Tzong-Huei Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan"	1,000,000	(2)
Taifen Day Chief Financial Officer 420 12 Ave N.W. Calgary, Alberta T2M 0C9 Canada	Nil	(2)
Tsai Wen Chin President of Vegfab Agricultural Technology Co. Ltd. No. 362-6-7, Kaosun Road, Section 2, Yangmei City, Taoyuan 326, Taiwan	Nil	(2)

The following table sets forth, as of March
31, 2014, certain information with respect to
the beneficial ownership of our common
shares by each shareholder known by us to be
the beneficial owner of more than 5% of our
common shares, as well as by each of our
current directors and executive officers as a
group. Each person has sole voting and
investment power with respect to the shares
of common stock, except as otherwise
indicated. Beneficial ownership consists of a
direct interest in the shares of common stock,
except as otherwise indicated. Name and
Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Directors and Executive Officers as a Group(1)	54,985,862 Common Shares	4.89%
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Liu Ju-Wen 2nd Floor-2 No 8 Lane 80 San-Min Rd Song-San District Taipei City, Taiwan	39,119,400	6.38%
Other holders of 5% or more	39,119,400 Common Shares	6.38%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2014. As of March 31, 2014 there were 613,447,306 shares of our company’s common stock issued and outstanding.

(2)	Less than 1%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2012, there was $1,194,798 advances outstanding.

In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

In 2013, an officer and shareholder advanced from the Company in an aggregate amount of $312,671. The amount was repaid in full in 2014.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of James Wu, Cheng Chun-Chih, Ho Kang-Wing, and Dr. Shiau Tzong-Huei. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$84,500	$115,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$84,500	$115,500

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

10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)

Exhibit	Description
Number
10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited (wholly owned), a Turks and Caicos company Vegfab Agricultural Technology Co. Ltd. (wholly owned), a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TransAKT Ltd.
(Registrant)

Dated: March 31, 2014	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 31, 2014	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014	/s/ James Wu
James Wu
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 31, 2014	/s/ Cheng Chun-Chih
Cheng Chun-Chih
Director

Dated: March 31, 2014	/s/ Ho Kang-Wing
Ho Kang-Wing
Director

Dated: March 31, 2014	/s/ Dr. Shiau Tzong-Huei
Dr. Shiau Tzong-Huei
Director