Form 10-Q
period 2014-03-31
TRANSAKT LTD.
filed 2014-05-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________ to _________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 613,447,306 common shares issued and outstanding as of May 15, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2013.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Statements of Cash Flows	F-3 - F-4
Notes to Financial Statements	F-5 - F-14

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,678,484	3,186,590
Accounts receivable
Trade,net	69,362	71,530
Related Party	401,839	408,200
Inventory, net	659,036	676,544
Other receivable	27,914	-
Advance to suppliers	382,700	261,456
Due from related parties	140,725	312,671
Prepayments	58,476	393,350
Total Current Assets	4,418,536	5,310,341

Property & Equipment, net	3,755,826	3,927,108
Deposits	30,020	30,321

Total Assets	$8,204,382	$9,267,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,006,843	$1,177,912
Accrued expenses	94,280	132,166
Construction payable	49,533	198,521
Current portion of obligation under capital leases	37,466	56,856
Total Current Liabilities	1,188,122	1,565,455

Total liabilities	1,188,122	1,565,455

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at March 31, 2014 and December 31, 2013	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(15,051,019)	(14,425,199)
Other comprehensive income(loss)	(61,132)	(10,093)
Stock Subscription Receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at March 31, 2014 and December 31, 2013	(1,800,000)	(1,800,000)
Total Stockholders' Equity	7,035,700	7,712,559
Noncontrolling interest	(19,440)	(10,244)
Total Equity	7,016,260	7,702,315

Total Liabilities and Equity	$8,204,382	$9,267,770

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Sales, net	$109,007	$54,507
Cost of sales	437,916	41,174
Gross profit	(328,909)	13,333
Selling, general and administrative expenses	291,989	392,333

Loss from operations	(620,898)	(379,000)
Other income (expense)
Interest income	96	9
Interest expense	(1,475)	(3,836)
Loss from investments	-	(3,503)
Loss from disposal of subsidiary	-	(185,340)
Currency exchange gain (loss)	(12,736)	(2,749)
Gain on disposal of fixed assets	-	3,737
Total other income (expenses)	(14,115)	(191,682)
Loss before income taxes	(635,013)	(570,682)
Provision for income taxes expense (benefit)	-	-
Net loss	(635,013)	(570,682)
Net loss attributable to noncontrolling interest	(9,193)	-
Net loss attributable to TRANSAKT LTD.	$(625,820)	$(570,682)

Loss per share:
Basic and diluted income (loss) common stockholders per share
Net loss	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	568,447,306	360,526,905

Other Comprehensive Income (Loss)
Net Loss	$(635,013)	$(570,682)
Foreign currency translation adjustment	(51,042)	(3,453)
Comprehensive Income (Loss)	$(686,055)	$(574,135)
Comprehensive income (loss) attributable to the noncontrolling interest	(9,196)	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(676,859)	$(574,135)

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net loss available to common stockholders	$(625,820)	$(570,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(9,193)	-
Gain on disposal of assets	-	(3,737)
Depreciation expense	104,001	6,501
Loss on long-term investment	-	3,503
Loss on disposal of discontinued operations	-	185,340
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(769)	(40,273)
Decrease (Increase) in other receivable	(28,076)	-
Decrease (Increase) in inventory	3,805	(50,055)
Decrease (Increase) in advance to suppliers	(127,280)	-
Decrease (Increase) in prepayments	333,548	(74,986)
Decrease (Increase) in deposits	(297)	-
(Decrease) Increase in accounts payable and accrued expenses	(184,669)	234,598
Net cash used in operating activities	(534,750)	(309,791)

Cash flows from investing activities
Acquisition of property and equipment	(11,855)	(2,076)
Cash received from disposal of fixed assets	-	13,221
Payment for factory construction	(145,799)	(1,105,541)
Net cash used in investing activities	(157,654)	(1,094,396)

Cash flows from financing activities
Principal payments under capital lease obligations	(18,343)	(19,559)
Due to related party	214,620	1,441,995
Net cash provided by financing activities	196,277	1,422,436

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

(CONTINUED)

Effect of exchange rate changes on cash and cash equivalents	(11,979)	(799)

Net increase (decrease) in cash and cash equivalents	(508,106)	17,450

Cash and cash equivalents
Beginning	3,186,590	25,364
Ending	$2,678,484	$42,814

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$1,475	$3,836

Non-cash transactions:
Acquisition of treasury stock for disposal of Harlee	$-	$1,800,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

On November 15, 2006 TransAKT Ltd and the shareholders of Taiwan Harlee International Co. Ltd. (HTT), entered into a Share Exchange Agreement in which TransAKT Ltd. acquired 100% of Taiwan Harlee International Co. Ltd.’s outstanding common stock. HTT was incorporated under the laws of Republic of China in 1985. HTT is engaged in designing, manufacturing and distribution of Taiwan telecommunications equipment. The acquisition has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two companies has been recorded as a recapitalization of HTT, with HTT being treated as the continuing entity.

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

On January 4, 2013, the Company entered into a Share Purchase and Sale Agreement with a shareholder pursuant to which the Company sold to him 100% of all issued and outstanding securities of its wholly owned subsidiary Taiwan Harlee International Corporation (“HTT”). In consideration of the sale of HTT, the shareholder has transferred to the Company 45,000,000 previously issued common voting shares of TransAKT with a deemed value of $0.04 per share or $1.8 million in the aggregate.

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $625,820 and $570,682 during the three months ended March 31, 2014 and 2013, respectively, and had an accumulated deficit of $15,051,019 and $14,425,199 as of March 31, 2014 and December 31, 2013, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2014, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the three months ended March 31, 2014 and 2013, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (NTD) and Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD and HKD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $31,609 and $32,263 as of March 31, 2014 and December 31, 2013.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2014 and December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

Reclassifications

The reclassifications have no impact on the Company’s 2013 Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

The Company had sales to Guangdong Dong Long Metal Mold Machinery, Co., Ltd., (“Dong Long”), a company owned by a relative of our director and major shareholder, in an aggregate amount of $3,550 and $0 for the three months ended March 31, 2014 and 2013, respectively. Accounts receivable due from Dong Long was $401,839 and $408,200 as of March 31, 2014 and December 31, 2013, respectively.

Due from related parties

During the first quarter of 2014, an officer and shareholder received a cash advance from the Company in an aggregate amount of $140,725. The amount was repaid in full in April 2014.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
Machine and equipment	$1,470,741	$1,494,182
Furniture and fixtures	1,558,764	1,605,868
Leasehold improvements	1,332,399	1,353,251
Total cost	4,361,904	4,453,301
Accumulated depreciation	(606,078)	(526,193)
	$3,755,826	$3,927,108

Depreciation expenses were $104,001 and $6,501 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $36,445 and $48,613 for the three months ended March 31, 2014 and 2013, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

As of March 31,	Amount
2015	$93,349
2016	74,258
2017	66,349
2018	62,461
2019	61,832
Thereafter	92,748
Total	$450,997

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

The following is a schedule by years of future minimum lease payments required under the lease together with their present value as of March 31, 2014:

Twelve Months Ending March 31,
2015	$37,466

Total minimum lease payments	$38,751
Less amount representing interest	1,285

Present value of minimum lease payments	$37,466

NOTE 5 – SHARE-BASED COMPENSATION

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

Options issued and outstanding as of March 31, 2014 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2014	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of March 31, 2014	1,000,000	0.03	4.80
Exercisable as of March 31, 2014	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of March 31, 2014, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 6 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. As such, no-controlling interest consisted of the following:

	March 31, 2014	December 31, 2013
Beginning Balance	$(10,244)	$-
Formation of subsidiary	-	516
Net loss attributed to non-controlling interest	(9,193)	(10,756)
Other comprehensive income attributable to non-controlling interest	(3)	(4)
	$(19,440)	$(10,244)

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

In October 2004, we purchased the existing business and certain assets of IP Mental Inc., a Taiwan-based Voice over Internet Protocol (“VoIP”) hardware and software provider. On November 15, 2006, we acquired Taiwan Harlee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the marketplace. Our current business is the design, development and manufacturing of telecommunications equipment, including VoIP compatible telephone systems and multi-line cordless telephone systems.

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

Our Current Business

We began operations in 1997 and commercialized our first product line of wireless point-of-sale (“WPOS”) terminals in April 2003. With the use of cellular phones, these terminals allow merchants to accept payments anywhere, anytime. However, our WPOS terminals were discontinued due to changes in cellular phone regulations and limited acceptance in the marketplace. In October 2004, through the acquisition of the business and certain assets of IP Mental Inc., we entered the VoIP business. On November 15, 2006, we acquired Taiwan Harlee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the VoIP marketplace by engaging in the design, development, manufacturing and sale of telecommunications equipment, including VoIP compatible telephone systems and multiline cordless telephone systems.

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

We incurred a net loss attributable to common stockholders of $625,820 and $570,682 during the three months ended March 31, 2014 and 2013, respectively, and had an accumulated deficit of $15,051,019 and $14,425,199 as of March 31, 2014 and December 31, 2013, respectively. In addition, we expect to incur an operating loss in the 2014 fiscal year.

Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing, and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations.

About Vegfab

Vegfab Agriculture Technology Co., Ltd. was founded in 2010 by a team of ecologically minded semiconductor specialists knowledgeable about LED materials. The company supplies greenhouses for mass production, boxes for gardening and plant grow boxes for households. Vegfab’s products are focused on fully enclosed greenhouses which rely on artificially controlled ambient conditions as temperature, humidity, nutrition, and lighting. Products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components, portable work tables and ladders, fruit and vegetable seeds and nutrition products, and safe, clean, ready to eat vegetables.

Our products are the subject of several patents, originally issued to the founder of Vegfab with transfer to the Company currently in process, including ones for vertically wall-mounted LED lights and ventilation systems for grow boxes. We have applied several additional patents in China and Taiwan, and expect that these patents will be granted in the second quarter of 2014. We intend to add desktop type grow lights to Vegfab’s product line.

In the past, indoor greenhouses relied on high pressure sodium lights, which meant that they had to be (expensively) air conditioned. However, the rise of cool LEDs has revolutionized the potential of the indoor agriculture industry. LED manufacturers are thus leading the way in this industry, since artificial light is a key requirement. Vegfab lamps emit five wavelengths to simulate sunlight. The company boasts relatively low greenhouse installation cost—approximately $155,000 for a house with 630 square meters of cultivation, around 15% lower than that for its first-generation greenhouse. A Vegfab greenhouse can effectively host over 60 types of vegetables. Greenhouse output capacity is relatively high, and environmental settings are capable of yielding zero-pesticide leafy greens for harvest in seven to 10 days,”

Vegfab designed a line of innovative agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components, portable work tables and ladders, fruit and vegetable seeds and nutrition products, and safe, clean, ready to eat vegetables.

Cash Requirements

We used cash in operations of $534,750 for the three months ended March 31, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain operations and market our products effectively.

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

As of March 31, 2014, we will require additional financing of approximately $10,000,000 to execute our business strategy for fiscal 2014. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Our operating results for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2014	March 31, 2013
	($)	($)
Operating revenues	109,007	54,507
Operating costs and expenses	729,905	433,507
Loss from operations	620,898	379,000
Other expenses	14,115	191,682
Provision for income taxes expense (benefit)	-	-
Net loss	635,013	570,682
Net loss attributable to noncontrolling interest	9,193	-
Net loss attributable to TRANSAKT LTD.	625,820	570,682

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues increased by approximately $54,500 or approximately 100% from $54,507 for the three months ended March 31, 2013 to $109,007 for the three months ended March 31, 2014. The increase in net revenues was primarily due to the increase in sales volume related to the sale of vegetables to small and medium sized supermarkets in Taiwan. Cost of sales for the three months ended March 31, 2014 totaling $437,916 or approximately 401.73% of net revenues. Gross profit as a percentage of net revenues was negative 301.73% for the three month ended March 31, 2014. The construction of our factory with agricultural equipment used to grow vegetables was complete in the fourth quarter of 2013. However, the factory operated with limited capacity producing vegetables, resulting in sales revenue that negligibly exceeded fixed costs of operation incurred during the period.

Operating Expenses

Operating expenses were $291,989 for the three months ended March 31, 2014, compared to $392,333 for the three months ended March 31, 2013, representing a decrease of $100,344. The decrease in operating expenses occurred because some operating expenses (which consisted primarily of wages, utilities, and rents) were recorded as cost of sales after the completion of factory construction in the fourth quarter of 2013.

Loss from Operations

Loss from operations were $620,898 for the three months ended March 31, 2014, or approximately (569.59)% of net revenues, compared to $379,000 for the three months ended March 31, 2013, representing an increase of $241,898. The increase in loss from operations was primarily due to the increase in cost of sales, partially offset by the increase in sales and decrease in operating expenses.

Other Expenses

Other expenses were reduced by approximately $177,567 to $14,115 for the three months ended March 31, 2014 from $191,682 for the same period in 2013. Our higher other expenses during the first quarter of 2013 resulted primarily from the recognition of losses from the disposal of HTT and losses from investment during that period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $625,820 for the three months ended March 31, 2014 compared to approximately $570,682 for the three months ended March 31, 2013, representing an increase of $55,138 or approximately 9.66% .

Liquidity and Capital Resources

Our financial position as of March 31, 2014 and December 31, 2013 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	March 31, 2014	December 31, 2013
Current Assets	$4,418,536	$5,310,341
Current Liabilities	$1,188,122	$1,565,455
Working Capital	$3,230,414	$3,744,886

Our working capital surplus decreased from $3,744,886 at December 31, 2013 to $3,230,414 at March 31, 2014, primarily as a result of decreases in cash and cash equivalents, accounts receivable, inventory, amounts due from related parties, prepayments, and decreases in accounts payable, accrued expenses, construction payable, and obligation under capital lease, partially offset by increases in other receivables and advances to suppliers.

Cash Flows
	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Net cash used in operating activities	$534,750	$309,791
Net cash used in investing activities	$157,654	$1,094,396
Net cash provided by financing activities	$196,277	$1,422,436
Net increase (decrease) in Cash and Cash Equivalents during the period	$(508,106)	$17,450
Cash and Cash Equivalents, beginning of period	$3,186,590	$25,364
Cash and Cash Equivalents, end of period	$2,678,484	$42,814

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2014 was $534,750, representing an increase of $224,959 compared to net cash flow used in operating activities of $309,791 during the three months ended March 31, 2013. The increase in the cash used in operating activities was primarily due to current period loss and increases in account receivable, other receivables, and advance to suppliers, partially offset by the decrease in inventory, prepayments, accounts payables, and accrued expenses.

Investing Activities

Net cash flow used in investing activities during the three months ended March 31, 2014 was $157,654, which was a decrease of $936,742, compared to net cash used in investing activities of $1,094,396 during the three months ended March 31, 2013. The decrease in the cash used in investing activities was primarily due to a decrease during the first quarter of 2014 in payments for construction-in-progress, partially offset by a concurrent increase in cash used for the acquisition of property and equipment.

Financing Activities

Net cash flow provided by financing activities during the three months ended March 31, 2014 was $ 196,277, which representing a decrease of $1,226,159, compared to net cash provided by financing activities of $1,422,436 during the three months ended March 31, 2013. The decrease in the cash provided by financing activities was primarily attributable to the decrease in amounts due to related party, which is partially offset by a net decrease of principal payments under capital lease obligations.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Holdings Limited and its wholly owned subsidiaries: TransAKT Taiwan Limited, and Vegfab Agricultural Technology Co., Ltd., collectively referred to within as our company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Exchange Gain (Loss):

During the three months ended March 31, 2014 and 2013, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (NTD) and Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD and HKD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $31,609 and $32,263 as of March 31, 2014 and December 31, 2013.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2014 and December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

Reclassifications

The reclassifications have no impact on the Company’s 2013 Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Subsequent Events

We have evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $625,820 and $570,682 during the three months ended March 31, 2014 and 2013, respectively, and had an accumulated deficit of $15,051,019 and $14,425,199 as of March 31, 2014 and December 31, 2013, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2014, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding our company’s operations acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. to significantly increase sales revenue and profit in 2014; (3) Our company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders, or investors to meet our obligations over the next twelve months. We do not have any further arrangements in place for any future debt or equity financing.

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

We have sustained operating losses before income tax of $(635,013) for the period ended March 31, 2014. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $534,750 for the period ended March 31, 2014, and cash flow used in operations of $309,791 for the period ended March 31, 2013. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $3,077,500 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At May 15, 2014, we had 613,447,306 common shares outstanding. As of May 15, 2014, we have 45,000,000 shares of our common stock available for issuance under our stock option plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)
3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)
3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
10.2	Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)
10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited, a Turks and Caicos company.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: May 15, 2014	/s/ James Wu
James Wu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)