Form 10-Q
period 2014-06-30
TRANSAKT LTD.
filed 2014-08-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

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

[X] YES             [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[   ] YES              [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 613,447,306 common shares issued and outstanding as of August 14, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2013.

TRANSAKT LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,463,723	3,186,590
Accounts receivable
Trade,net	75,378	71,530
Related Party	412,592	408,200
Inventory, net	688,420	676,544
Other receivable	28,458	-
Advance to suppliers	378,324	261,456
Due from related parties	-	312,671
Prepayments	348,346	393,350
Total Current Assets	3,395,241	5,310,341

Property & Equipment, net	3,745,431	3,927,108
Deposits	33,936	30,321

Total Assets	$7,174,608	$9,267,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$816,884	$1,177,912
Accrued expenses	93,592	132,166
Construction payable	80,758	198,521
Due to related parties	96,527	-
Current portion of obligation under capital leases	19,049	56,856
Total Current Liabilities	1,106,810	1,565,455

Total liabilities	1,106,810	1,565,455

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at June 30, 2014 and December 31, 2013	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(15,645,363)	(14,425,199)
Other comprehensive income(loss)	(426,171)	(10,093)
Stock Subscription Receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at June 30, 2014 and December 31, 2013	(1,800,000)	(1,800,000)
Total Stockholders' Equity	6,076,317	7,712,559
Noncontrolling interest	(8,519)	(10,244)
Total Equity	6,067,798	7,702,315

Total Liabilities and Equity	$7,174,608	$9,267,770

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,
	2014	2013	June 30, 2014	June 30, 2013

Sales, net	$221,604	$94,664	$112,597	$40,157
Cost of sales	950,071	493,903	512,155	452,729
Gross profit	(728,467)	(399,239)	(399,558)	(412,572)
Selling, general and administrative expenses	490,214	1,136,149	198,225	743,816
Loss from operations	(1,218,681)	(1,535,388)	(597,783)	(1,156,388)
Other income (expense)
Interest income	191	33	95	24
Interest expense	(2,410)	(7,048)	(935)	(3,212)
Loss from investments	-	(10,446)	-	(6,943)
Loss from disposal of subsidiary	-	(185,340)	-	-
Currency exchange gain (loss)	(3,611)	(33)	9,125	2,716
Gain on disposal of fixed assets	6,069	3,715	6,069	(22)
Total other income (expenses)	239	(199,119)	14,354	(7,437)
Loss before income taxes	(1,218,442)	(1,734,507)	(583,429)	(1,163,825)
Provision for income taxes expense (benefit)	-	-	-	-
Net loss	(1,218,442)	(1,734,507)	(583,429)	(1,163,825)
Net loss attributable to noncontrolling interest	1,722	-	10,915	-
Net loss attributable to TRANSAKT LTD.	$(1,220,164)	$(1,734,507)	$(594,344)	$(1,163,825)

Loss per share:
Basic and diluted income (loss) common stockholders per share
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	568,447,306	359,521,380	568,447,306	358,526,905

Other Comprehensive Income (Loss)
Net Loss	$(1,218,442)	$(1,734,507)	$(583,429)	$(1,163,825)
Foreign currency translation adjustment	(416,075)	(38,060)	(365,033)	(34,607)
Comprehensive Income (Loss)	$(1,634,517)	$(1,772,567)	$(948,462)	$(1,198,432)
Comprehensive income (loss) attributable to the noncontrolling interest	1,725	-	10,921	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(1,636,242)	$(1,772,567)	$(959,383)	$(1,198,432)

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net loss available to common stockholders	$(1,220,164)	$(1,734,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	1,722	-
Gain on disposal of assets	(6,069)	(3,715)
Depreciation expense	196,267	57,516
Impairment loss on fixed assets	58,772	-
Loss on long-term investment	-	10,446
Loss on disposal of discontinued operations	-	185,340
Cost of stock option	-	56,643
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(30,477)	(45,133)
Decrease (Increase) in other receivable	(28,152)	-
Decrease (Increase) in inventory	(12,547)	225,639
Decrease (Increase) in advance to suppliers	(115,920)	-
Decrease (Increase) in prepayments	48,047	(91,262)
Decrease (Increase) in deposits	(3,610)	-
(Decrease) Increase in accounts payable and accrued expenses	(394,070)	1,399,033
(Decrease) Increase in customer deposits	235	-
Net cash (used in) provided by operating activities	(1,505,966)	60,000

Cash flows from investing activities
Acquisition of property and equipment	(98,807)	(1,112,967)
Cash received from disposal of fixed assets	24,925	13,143
Payment for factory construction	(116,263)	(2,007,167)
Net cash used in investing activities	(190,145)	(3,106,991)

Cash flows from financing activities
Principal payments under capital lease obligations	(37,334)	(36,467)
Due to related party	443,401	3,455,325
Net cash provided by financing activities	406,067	3,418,858

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

(CONTINUED)

Effect of exchange rate changes on cash and cash equivalents	(432,823)	(7,731)

Net increase (decrease) in cash and cash equivalents	(1,722,867)	364,136

Cash and cash equivalents
Beginning	3,186,590	25,364
Ending	$1,463,723	$389,500

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$2,410	$7,048

Non-cash transactions:
Acquisition of treasury stock for disposal of Harlee	$-	$1,800,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $1,220,164 and $1,734,507 during the six months ended June 30, 2014 and 2013, respectively, and had an accumulated deficit of $15,645,363 and $14,425,199 as of June 30, 2014 and December 31, 2013, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2014, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the six months ended June 30, 2014 and 2013, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $32,225 and $32,263 as of June 30, 2014 and December 31, 2013.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2014 and December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2014 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2014, there were $96,527 advances outstanding.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
Machine and equipment	$1,504,943	$1,494,182
Furniture and fixtures	1,603,952	1,605,868
Leasehold improvements	1,363,028	1,353,251
Total cost	4,471,923	4,453,301
Accumulated depreciation	(726,492)	(526,193)
	$3,745,431	$3,927,108

Depreciation expenses were $196,267 and $57,516 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 4 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $74,840 and $97,948 for the six months ended June 30, 2014 and 2013, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

As of June 30,	Amount
2015	$95,688
2016	83,435
2017	63,703
2018	62,442
2019	62,001
Thereafter	77,501
Total	$444,770

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

The following is a schedule by years of future minimum lease payments required under the lease together with their present value as of June 30, 2014:

Twelve Months Ended June 30,
2015	$19,049

Total minimum lease payments	$19,419
Less amount representing interest	370

Present value of minimum lease payments	$19,049

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

Options issued and outstanding as of June 30, 2014 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2014	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of June 30, 2014	1,000,000	0.03	4.80
Exercisable as of June 30, 2014	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of June 30, 2014, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 6 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. As such, no-controlling interest consisted of the following:

	June 30, 2014	December 31, 2013
Beginning Balance	$(10,244)	$-
Formation of subsidiary	-	516
Net income (loss) attributed to non- controlling interest	1,722	(10,756)
Other comprehensive income attributable to non-controlling interest	3	(4)
	$(8,519)	$(10,244)

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

Our Current Business

We began operations in 1997 and commercialized our first product line of wireless point-of-sale (“WPOS”) terminals in April 2003. With the use of cellular phones, these terminals allow merchants to accept payments anywhere, anytime. However, our WPOS terminals were discontinued due to changes in cellular phone regulations and limited acceptance in the marketplace. In October 2004, through the acquisition of the business and certain assets of IP Mental Inc., we entered the VoIP business. On November 15, 2006, we acquired Taiwan Halee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the VoIP marketplace by engaging in the design, development, manufacturing, and sale of telecommunications equipment, including VoIP compatible telephone systems and multiline cordless telephone systems.

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

We incurred a net loss attributable to common stockholders of $1,220,164 and $1,734,507 during the six month periods ended June 30, 2014 and 2013, respectively, and incurred an accumulated deficit of $15,645,363 and $14,425,199 as of June 30, 2014 and December 31, 2013, respectively. In addition, we expect to incur an operating loss in the 2014 fiscal year.

Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing, and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of June 30, 2014, there were $96,527 advances outstanding.

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

Cash Requirements

We used cash in operations of $1,505,966 for the six months ended June 30, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain operations and market our products effectively.

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

As of June 30, 2014 we will require additional financing of approximately $10,000,000 to execute our business strategy for fiscal 2014. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Our operating results for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months ended	Three Months ended
	June 30, 2014	June 30, 2013
	($)	($)
Operating revenues	112,597	40,157
Operating costs and expenses	710,380	1,196,545
Loss from operations	597,783	1,156,388
Other income (expenses)	14,354	(7,437)
Provision for income taxes expense (benefit)	-	-
Net loss	583,429	1,163,825
Net loss attributable to noncontrolling interest	10,915	-
Net loss attributable to TRANSAKT LTD.	594,344	1,163,825

Net Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Net Revenues and Cost of Sales

Net revenues for the three months ended June 30, 2014 increased by $72,440 to $112,597 compared to $40,157 for the same period in 2013. The increase in net revenues was primarily due to the increase in sales volume related to the sale of vegetables to small and medium sized supermarkets in Taiwan. Cost of sales for the three months ended June 30, 2014 totaled $512,155 or approximately 454.86% of net sales. Gross profit as a percentage of net sales was -354.86% for the three month ended June 30, 2014. The construction of our factory with agricultural equipment used to grow vegetables was complete in the fourth quarter of 2013. However, the factory operated with limited capacity producing vegetables, resulting in sales revenue that negligibly exceeded fixed costs of operation incurred during the period.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 totaled $198,225 compared to $743,816 for the three months ended June 30, 2013, a decrease of $545,591. The decrease in operating expenses was primarily due to hiring fewer administrative employees during the second quarter of 2014 compared to the same period last year. In addition, some expenses, such as utility cost, were reclassified under cost of sales for the second quarter of 2014 compared to operating expenses for the same period last year.

Loss from Operations

Loss from operations for the three months ended June 30, 2014 totaled $597,783 or approximately (530.90)% of net sales compared to a loss of $1,156,388 for the three months ended June 30, 2013, a decrease of $558,605. The decrease in loss from operations was primarily due to increased cost of sales, which was partially offset by the decrease in operating expense and the increase in net sales.

Other Income (expenses)

Other income (expenses) increased approximately $21,791 to $14,354 for the three months ended June 30, 2014 from $(7,437) for the same period in 2013. The increase in net other income was primarily due to an increase in currency exchange gain, and gain on disposal of fixed assets, and decrease in loss from investments and interest expense.

Net Loss attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $594,344 for the three months ended June 30, 2014 compared to approximately $1,163,825 for the three months ended June 30, 2013, representing a decrease of $569,481 or approximately -48.9% .

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Our operating results for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six Months ended	Six Months ended
	June 30, 2014	June 30, 2013
	($)	($)
Operating revenues	221,604	94,664
Operating costs and expenses	1,440,285	1,630,052
Loss from operations	1,218,681	1,535,388
Other oncome (expenses)	239	(199,119)
Provision for income taxes expense (benefit)	-	-
Net loss	1,218,442	1,734,507
Net loss attributable to noncontrolling interest	1,722	-
Net loss attributable to TRANSAKT LTD.	1,220,164	1,734,507

Net Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Revenues and Cost of Sales

Revenues for the six months ended June 30, 2014 increased by $126,940 to $221,604 compared to $94,664 for the same period in 2013. The increase in net revenues was primarily due to the increase in sales volume related to the sale of vegetables to small and medium sized supermarkets in Taiwan. Cost of sales for the six months ended June 30, 2014 totaled $950,071 or approximately 428.72% of net sales. Gross profit as a percentage of net sales was -328.72% for the six month ended June 30, 2014. The construction of our factory with agricultural equipment used to grow vegetables was complete in the fourth quarter of 2013. However, the factory operated with limited capacity producing vegetables, resulting in sales revenue that negligibly exceeded fixed costs of operation incurred during the period.

Operating Expenses

Operating expenses were $490,214 for the six months ended June 30, 2014 compared to $1,136,149 for the six months ended June 30, 2013, a decrease of $645,935. The decrease in operating expenses was primarily due to hiring fewer administrative employees during the second quarter of 2014 compared to the same period last year. In addition, some expenses, such as utility cost, were reclassified under cost of sales for the second quarter of 2014 compared to operating expenses for the six months ended June 30, 2013.

Income (Loss) from Operations

Loss from operations was $1,218,681 for the six months ended June 30, 2014, or approximately 549.94% of net sales, compared to a loss of $1,535,388 for the six months ended June 30, 2013, an decrease of $316,707. The decrease in loss from operations was primarily due to the increase in net sales and the decrease in operating expenses, which was partially offset by the increase in cost of sales.

Other Income (expense)

Other income (expense) increased by approximately $199,358 to $239 for the six months ended June 30, 2014 from $(199,119) for the same period in 2013. Our higher other income (expense) during the six months ended June 30, 2013 resulted primarily from the recognition of losses from the disposal of HTT and losses from investment during that period.

Net Loss attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $1,220,164 for the six months ended June 30, 2014 compared to approximately $1,734,507 for the six months ended June 30, 2013, representing a decrease of $514,343 or approximately 29.70% .

Liquidity and Capital Resources

Our financial position as of June 30, 2014 and December 31, 2013 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	June 30, 2014	December 31, 2013
Current Assets	$3,395,241	$5,310,341
Current Liabilities	$1,106,810	$1,565,455
Working Capital (Deficiency)	$2,288,431	$3,744,886

Our working capital surplus decreased from $3,744,886 at December 31, 2013 to $2,288,431 at June 30, 2014 primarily as a result of decreases in Cash and cash equivalents, amounts due from related party, prepayments, accounts payable, accrued expenses, construction payable, and obligation under capital lease, partially offset by increases in accounts receivable, inventory, other receivable, advances to suppliers, and amounts due to related parties.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2014	June 30, 2013
Net cash provided by (used in) Operating Activities	$(1,505,966)	$60,000
Net cash used in Investing Activities	$190,145	$3,106,991
Net cash provided by Financing Activities	$406,067	$3,418,858
Increase (Decrease) in Cash and Cash Equivalents during the Period	$(1,722,867)	$364,136
Cash, Beginning of Period	$3,186,590	$25,364
Cash, End of Period	$1,463,723	$389,500

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2014 was $1,505,966, an increase of $1,565,966 compared to $60,000 net cash provided by operating activities during the six months ended June 30, 2013. The increase in net cash used in operating activities was primarily due to current period loss, and increases in account receivable, other receivable, inventory, advance to suppliers, and decrease in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2014 was $190,145, representing a decrease of $2,916,846, compared to $3,106,991 net cash used in investing activities during the six months ended June 30, 2013. The decrease in the cash used in investing activities was primarily due to a decrease payments for factory construction and the acquisition of fixed assets, which is partially offset by the increase in cash received from disposal of fixed assets.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2014 was $406,067, representing a decrease of $3,012,791, compared to $3,418,858 net cash provided by financing activities during the six months ended June 30, 2013. The decrease in the cash provided by in financing activities was primarily due to the decrease in proceeds from amounts due to related party.

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

Exchange Gain (Loss):

During the six months ended June 30, 2014 and 2013, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $32,225 and $32,263 as of June 30, 2014 and December 31, 2013.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2014 and December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $1,220,164 and $1,734,507 during the six months ended June 30, 2014 and 2013, respectively, and had an accumulated deficit of $15,645,363 and $14,425,199 as of June 30, 2014 and December 31, 2013, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2014, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

We sustained operating losses of $(1,218,442) for the six months period ended June 30, 2014. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $(1,505,966) for the period ended June 30, 2014, and cash flow provided by operations of $60,000 for the period ended June 30, 2013. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $10, 000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At August 14, 2014, we had 613,447,306 common shares outstanding. On that date, we had 45,000,000 common shares in treasury stock which can be used for issuance under our stock option plan.

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

TRANSAKT LTD.
(Registrant)

Dated: August 14, 2014	/s/ James Wu
James Wu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)