Form 10-Q
period 2014-09-30
TRANSAKT LTD.
filed 2014-11-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

613,447,306 common shares issued and outstanding as of November 14, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2013.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$774,905	3,186,590
Accounts receivable
Trade,net	69,528	71,530
Related Party	404,828	408,200
Inventory, net	666,710	676,544
Other receivable	27,923	-
Advance to suppliers	813,843	261,456
Due from related parties	-	312,671
Prepayments	96,941	393,350
Total Current Assets	2,854,678	5,310,341

Property & Equipment, net	3,601,974	3,927,108
Deposits	33,511	30,321

Total Assets	$6,490,163	$9,267,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$772,752	$1,177,912
Accrued expenses	139,776	132,166
Construction payable	79,238	198,521
Due to related party	26,056	-
Current portion of obligation under capital leases	-	56,856
Total Current Liabilities	1,017,822	1,565,455

Total liabilities	1,017,822	1,565,455

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at September 30, 2014 and December 31, 2013	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(16,157,657)	(14,425,199)
Other comprehensive income(loss)	(503,374)	(10,093)
Stock Subscription Receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at September 30, 2014 and December 31, 2013	(1,800,000)	(1,800,000)
Total Stockholders' Equity	5,486,820	7,712,559
Noncontrolling interest	(14,479)	(10,244)
Total Equity	5,472,341	7,702,315

Total Liabilities and Equity	$6,490,163	$9,267,770

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales, net	$334,459	$273,700	$112,855	$179,036
Cost of sales	1,411,217	559,841	461,146	65,938
Gross profit	(1,076,758)	(286,141)	(348,291)	113,098
Selling, general and administrative expenses	662,290	1,989,650	172,076	853,501

Loss from operations	(1,739,048)	(2,275,791)	(520,367)	(740,403)
Other income (expense)
Interest income	325	69	134	36
Interest expense	(3,131)	(9,655)	(721)	(2,607)
Loss from investments	-	(14,152)	-	(3,706)
Loss from disposal of subsidiary	-	(185,340)	-	-
Currency exchange gain (loss)	(897)	(49,724)	2,714	(49,691)
Gain on disposal of fixed assets	6,082	3,704	13	(11)
Other expense	(31)	-	(31)	-
Total other income (expenses)	2,348	(255,098)	2,109	(55,979)
Loss before income taxes	(1,736,700)	(2,530,889)	(518,258)	(796,382)
Provision for income taxes expense (benefit)	-	-	-	-
Net loss	(1,736,700)	(2,530,889)	(518,258)	(796,382)
Net loss attributable to noncontrolling interest	(4,242)	-	(5,964)	-
Net loss attributable to TRANSAKT LTD.	$(1,732,458)	$(2,530,889)	$(512,294)	$(796,382)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	568,447,306	366,915,828	568,447,306	381,463,601

Other Comprehensive Income (Loss)
Net Loss	$(1,736,700)	$(2,530,889)	$(518,258)	$(796,382)
Foreign currency translation adjustment	(493,274)	(20,900)	(77,199)	17,160
Comprehensive Income (Loss)	$(2,229,974)	$(2,551,789)	$(595,457)	$(779,222)
Comprehensive income (loss) attributable to the noncontrolling interest	(4,235)	-	(5,960)	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(2,225,739)	$(2,551,789)	$(589,497)	$(779,222)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net loss available to common stockholders	$(1,732,458)	$(2,530,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(4,242)	-
Gain on disposal of assets	(6,082)	(3,704)
Depreciation expense	329,312	97,823
Loss on long-term investment	-	14,152
Loss on disposal of discontinued operations	-	185,340
Cost of stock option		56,641
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(26,065)	(209,580)
Decrease (Increase) in other receivable	(28,212)	-
Decrease (Increase) in inventory	(3,727)	(93,663)
Decrease (Increase) in advance to suppliers	(561,651)	-
Decrease (Increase) in prepayments	294,878	(183,655)
Decrease (Increase) in deposits	(3,817)	(11,551)
(Decrease) Increase in accounts payable and accrued expenses	(376,831)	990,928
Increase (decrease) in customer deposits	634	21,924
Net cash used in operating activities	(2,118,261)	(1,666,234)

Cash flows from investing activities
Acquisition of property and equipment	(99,016)	(1,141,317)
Cash received from disposal of fixed assets	24,977	13,104
Payments of trademark registration	-	(23,839)
Payment for factory construction	(116,509)	(2,608,265)
Net cash used in investing activities	(190,548)	(3,760,317)

Cash flows from financing activities
Princiapal payments under capital lease obligations	(56,297)	(59,909)
Loan from shareholders	383,929	5,949,196
Repayment of amount due to related party
Proceeds from issuance of common stock		8,800,785
Net cash provided by financing activities	327,632	14,690,072

Effect of exchange rate changes on cash and cash equivalents	(430,508)	(54,686)

Net increase (decrease) in cash and cash equivalents	(2,411,685)	9,208,835

Cash and cash equivalents
Beginning	3,186,590	25,364
Ending	$774,905	$9,234,199

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$3,131	$9,655

Non-cash transactions:
Acquisition of treasury stock for disposal of Harlee	$-	$1,800,000

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $1,732,458 and $2,530,889 during the nine months ended September 30, 2014 and 2013, respectively, and had an accumulated deficit of $16,157,657 and $14,425,199 as of September 30, 2014 and December 31, 2013, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2014, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2014 and 2013, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $31,618 and $32,263 as of September 30, 2014 and December 31, 2013.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2014 and December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these condensed consolidated financial statements for additional disclosure.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2014 up through the date the Company issued these financial statements.

NOTE 2 – ADVANCED TO SUPPLIERS

Advance to suppliers consist of the following:

	September 30, 2014	December 31, 2013
Prepayment for nutriculture and plants	$539,710	$261,456
Prepayment for machine and equipment	274,133	-
Total cost	$813,843	$261,456

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
Machine and equipment	$1,483,944	$1,494,182
Furniture and fixtures	1,573,771	1,605,868
Leasehold improvements	1,352,204	1,353,251
Total cost	4,409,919	4,453,301
Accumulated depreciation	(807,945)	(526,193)
	$3,601,974	$3,927,108

Depreciation expenses were $329,312 and $97,823 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s officers and shareholders have advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2014, there were $26,056 advances outstanding.

NOTE 5 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $104,511 and $143,606 for the nine months ended September 30, 2014 and 2013, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

As of September 30,	Amount
2015	$91,469
2016	78,775
2017	62,890
2018	62,385
2019	62,132
Thereafter	62,132
Total	$419,783

Sale-leaseback Transaction:

In September 2011, the Company entered into a sale-leaseback arrangement relating to its certain equipment. Under the terms of the arrangement, the Company’s equipment, which had a carrying value of $236,350, were sold in cash at a price equal to their carrying value. The Company then leased the property back under a 37 month capital lease that requires month lease payments in a range of $6,600 to $8,580. The Company has an option to purchase the property at the end of lease. The transaction has been accounted for as a financing arrangement, wherein the equipment continued to be reported on the Company’s balance sheet, and depreciation expense on the equipment continued to be recognized. At December 31, 2012, the leased property had a cost of $255,035 and accumulated depreciation of $37,339, and was fully depreciated as of December 31, 2013. Depreciation of assets leased under capital leases is included in depreciation expense. The future minimum lease payments were fully paid off at September 30, 2014.

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

Options issued and outstanding as of September 30, 2014 and their activities during the nine months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2014	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of September 30, 2014	1,000,000	0.03	4.80
Exercisable as of September 30, 2014	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of September 30, 2014, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 7 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. As such, no-controlling interest consisted of the following:

	September 30, 2014	December 31, 2013
Beginning Balance	$(10,244)	$-
Formation of subsidiary	-	516

Net income (loss) attributed to non- controlling interest	(4,242)	(10,756)
Other comprehensive income attributable to non-controlling interest	7	(4)
	$(14,479)	$(10,244)

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", and the "Company" mean TransAKT Ltd., a Nevada corporation, and our wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company and its wholly owned subsidiary TransAKT Taiwan Limited, our wholly owned subsidiary, Vegfab Agricultural Technology Co. Ltd., a Taiwanese company, and TransAKT Bio Agritech Ltd., a 60%-owned subsidiary company incorporated in Hong Kong (S.A.R), unless otherwise indicated.

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

We incurred a net loss attributable to common stockholders of $1,732,458 and $2,530,889 during the nine month periods ended September 30, 2014 and 2013, respectively, and incurred an accumulated deficit of $16,157,657 and $14,425,199 as of September 30, 2014 and December 31, 2013, respectively. In addition, we expect to incur an operating loss in the 2014 fiscal year.

Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. As of September 30, 2014, there were $26,056 advances outstanding.

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

Cash Requirements

We used cash in operations of $2,118,261 for the nine months ended September 30, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that our anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of approximately $3,100,000 to sustain operations and market our products effectively. This amount does not include financing required to execute the planned expansion of our operations through the addition of additional vegetable production facilities and increased research and development, which is estimated at $10,000,000.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

12 Month Capital Requirements Forecast	USD[4]
Beginning October 1, 2014
Capital required for expansion plans[1]	$10,000,000
Salaries	$1,850,000
Rent[2]	$110,000
Utilities[3]	$600,000
Accounting and Legal Expenses	$200,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$200,000
Contingency	$100,000
Total	$13,077,500

1.	Capital for plan to open additional vegetable factories, further research and development expenses.
2.	Rent expense includes minimum lease payments due during 2014 for current plant factory.
3.	Utilities expense for current plant factory will be approximately $50,000 per month.
4.	Based on 2013 average exchange rate of $0.03369.

Based on our current cash position of $774,905 as at September 30, 2014, we will require additional cash of approximately $2,325,000 to fund our continuing operations during the 12 months beginning October 1, 2014. To execute the planned expansion of our business, we will also require additional financing of approximately $10,000,000. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Our operating results for the three months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months ended September 30, 2014 ($)	Three Months ended September 30, 2013 ($)
Operating Revenues	112,855	179,036
Operating Costs and expenses	633,222	919,439
Loss from Operations	520,367	740,403
Other Income (Expenses)	2,109	(55,979)
Provision for Income Taxes expense (benefit)	-	-
Net loss	518,258	796,382
Net loss attributable to noncontrolling interest	(5,964)	-
Net loss attributable to TRANSAKT LTD.	512,294	796,382

Net loss per share (basic and diluted)	(0.00)	(0.00)

Net Revenues and Cost of Sales

Net revenues decreased by approximately $66,181 to $112,855 for the three months ended September 30, 2014 compared to $179,036 for the same period in 2013. The decrease in net revenue was primarily attributable to the decrease in the revenue from selling LED lights which was partially offset by an increase in selling vegetables. We sold LED light of approximately $131,580 for the three months ended September 30, 2013, whereas there was $0 for the current period this year. The decrease was because we are focusing on planting and selling vegetables in 2014. The net revenue from selling vegetables has increased by $65,399 or 136% from $47,980 for the three months ended September 30, 2013 to $112,855 for the three months ended September 30, 2014. The increase in net revenues from selling vegetables was primarily due to the increase in sales volume related to the sale of vegetables to small and medium sized supermarkets in Taiwan.

Cost of sales for the three months ended September 30, 2014 totaled $461,146 or approximately 408.62% of net sales compared to $65,938 or approximately 36.83% of net sales for the three months ended September 30, 2013. Gross profit (loss) as a percentage of net sales was (308.62)% for the three months ended September 30, 2014, compared to 63.17% in the same period of 2013.

The construction of our factory with agricultural equipment used to grow vegetables was complete in the fourth quarter of 2013, whereas our agricultural equipment business had not generate significant revenue in the current period yet. As such, the factory operated with limited capacity producing vegetables, resulting in sales revenue that negligibly exceeded fixed costs of operation incurred during the period.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 totaled $172,076 compared to $853,501 for the three months ended September 30, 2013, representing a decrease of $681,425. The decrease in operating expenses was primarily due to hiring fewer administrative employees during the third quarter of 2014 compared to the same period last year. In addition, some operating expenses (which consisted primarily of wages, utilities, and partial depreciation expenses), were recorded as cost of sales after construction of the factory was completed in the fourth quarter of 2013.

Loss from Operations

Loss from operations for the three months ended September 30, 2014 totaled $520,367 compared to a loss of $740,403 for the three months ended September 30, 2013, a decrease of $220,036. The decrease in loss from operations was primarily due to the decrease in net sales and operating expenses, and the increase in cost of sales.

Other Income (expenses)

Other income (expenses) increased approximately $58,088 to $2,109 for the three months ended September 30, 2014 from $(55,979) for the same period in 2013. The increase in net other income was primarily due to an increase in currency exchange gain, and the decrease in interest expense and loss from investment.

Net Loss attributable to TRANSAKT LTD.

As a result of the above factors, we incurred a net loss attributable to the Company’s common stockholders of approximately $512,294 for the three months ended September 30, 2014 compared to approximately $796,382 for the three months ended September 30, 2013, representing a decrease of $284,088 or approximately (35.7)% .

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Our operating results for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine months ended September 30, 2014 ($)	Nine months ended September 30, 2013 ($)
Operating Revenues	334,459	273,700
Operating Costs and expenses	2,073,507	2,549,491
Loss from Operations	1,739,048	2,275,791
Other Income (Expenses)	2,348	(255,098)
Provision for Income Taxes expense (benefit)	-	-
Net loss	1,736,700	2,530,889
Net loss attributable to noncontrolling interest	4,242	-
Net loss attributable to TRANSAKT LTD.	1,732,458	2,530,889

Net Income (loss) per share (basic and diluted)	(0.00)	(0.01)

Revenues and Cost of Sales

Net revenues increased by approximately $60,759 to $334,459 for the nine months ended September 30, 2014 compared to $273,700 for the same period in 2013. The increase in net revenue was primarily attributable to an increase in selling vegetables which was partially offset by a decrease in the revenue from selling LED lights. The net revenue from selling vegetables has increased by approximately $182,560 or 128% from $142,120 for the nine months ended September 30, 2013 to $324,679 for the nine months ended September 30, 2014. The increase in net revenues from selling vegetables was primarily due to the increase in sales volume related to the sale of vegetables to small and medium sized supermarkets in Taiwan. We sold LED light of approximately $131,580 for the nine months ended September 30, 2013 compared to $9,780 for the nine months ended September 30, 2014.

Cost of sales was $1,411,217 for the nine months ended September 30, 2014 or approximately 421.94% of net sales compared to $559,841 or approximately 204.55% of net sales for the nine months ended September 30, 2013. Gross profit(loss) as a percentage of net sales was (321.94)% for the nine months ended September 30, 2014, compared to (104.55)% for the same period of 2013. The construction of our factory with agricultural equipment used to grow vegetables was complete in the fourth quarter of 2013, whereas our agricultural equipment business had not generate significant revenue in the current periods yet. As such, the factory operated with limited capacity producing vegetables, resulting in sales revenue that negligibly exceeded fixed costs of operation incurred during the period.

Operating Expenses

Operating expenses were $662,290 for the nine months ended September 30, 2014 compared to $1,989,650 for the nine months ended September 30, 2013, representing a decrease of $1,327,360. The decrease in operating expenses was primarily due to hiring fewer administrative employees during 2014 compared to last year. In addition, some operating expenses (which consisted primarily of wages, utilities, and partial depreciation expenses), were recorded as cost of sales after the completion of factory construction in the fourth quarter of 2013.

Loss from Operations

Loss from operations for the nine months ended September 30, 2014 totaled $1,739,048 compared to a loss of $2,275,791 for the nine months ended September 30, 2013, representing a decrease of $536,743. The decrease in loss from operations was primarily due to the decrease in operating expenses, partially offset by the increase in net sales and cost of sales.

Other Income (expenses)

Other income (expense) increased by approximately $257,446 to $2,348 for the nine months ended September 30, 2014 from $(255,098) for the same period in 2013. The increase in net other income resulted primarily from the recognition of losses from the disposal of HTT and losses from investment in 2013. Additionally, the decrease in currency exchange loss and interest expense for the nine months ended September 30, 2014 compared to the same period last year resulted in an increase in net other income this year.

Net Loss attributable to TRANSAKT LTD.

As a result of the above factors, we incurred a net loss attributable to the Company’s common stockholders of approximately $1,732,458 for the nine months ended September 30, 2014 compared to approximately $2,530,889 for the nine months ended September 30, 2013, representing a decrease of $798,431 or approximately (31.55)% .

Liquidity and Capital Resources

Our financial position as at September 30, 2014 and December 31, 2013 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	September 30, 2014	December 31, 2013
Current Assets	$2,854,678	$5,310,341
Current Liabilities	$1,017,822	$1,565,455
Working Capital (Deficiency)	$1,836,856	$3,744,886

Our working capital surplus decreased from $3,744,886 at December 31, 2013 to $1,836,856 at September 30, 2014 primarily as a result of decreases in cash and equivalents, loan to related party, and prepayments, which is partially offset by an increase in advances to suppliers and decreases in accounts payable, construction payable, and obligation under capital lease.

Cash Flows

	Nine months Ended	Nine months Ended
	September 30, 2014	September 30, 2013
Net cash provided by (used in) Operating Activities	$(2,118,261)	$(1,666,234)
Net cash provided by (used in) Investing Activities	(190,548)	(3,760,317)
Net cash provided by (used in) Financing Activities	327,632	14,690,072
Effect of exchange rate change on cash and cash equivalents	(430,508)	(54,686)
Increase (Decrease) in Cash and Cash Equivalents during the Period	$(2,411,685)	$9,208,835
Cash, Beginning of Period	3,186,590	25,364
Cash, End of Period	$774,905	$9,234,199

Operating Activities

Net cash flow used in operating activities was $2,118,261 for the nine months ended September 30, 2014, an increase of $452,027, compared to $1,666,234 for the nine months ended September 30, 2013. The decrease in the cash used in operating activities was primarily due to current period loss, increases in accounts receivable, advance to suppliers, and the decreases in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities was $190,548 for the nine months ended September 30, 2014, representing a decrease of $3,569,769, compared to $3,760,317 for the nine months ended September 30, 2013. The decrease in cash used in investing activities was primarily due to a decrease in payments for construction-in-progress and a decrease in cash used for the acquisition of property and equipment during the nine-months ended September 30, 2014.

Financing Activities

Cash provided by financing activities was $327,632 during the nine months ended September 30, 2014, representing a decrease of $14,362,440, compared to $14,690,072 for the nine months ended September 30, 2013. The decrease in the cash provided by financing activities was primarily because we did not issue any shares of our common stock during the nine months ended September 30, 2014 compared to the $8,800,785 in common shares that we issued during same period last year. In addition, we had loans payable to shareholders of $383,929 for the nine months ended September 30, 2014 compared to $5,949,196 in loans payable to shareholders for the nine months ended September 30, 2013. The $383,929 payable to shareholders for the nine months ended September 30, 2014 was payable to James Wu. These amounts are not interest bearing and are payable upon demand.

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2014 and 2013, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2014 and December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these condensed consolidated financial statements for additional disclosure.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $1,732,458 and $2,530,889 during the nine month periods ended September 30, 2014 and 2013, respectively, and had an accumulated deficit of $16,157,657 and $14,425,199 as of September 30, 2014 and December 31, 2013, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2014, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer) concluded that, as a result of the material weaknesses described below, as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis;

b)	We do not have any independent directors. As a result, there is no effective independent oversight in the establishment and monitoring of required internal controls and procedures;

c)	We do not have any formally adopted internal controls surrounding its cash and financial reporting procedures.

We are committed to improving our financial organization. We will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, when funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements and anticipate doing so until we have a sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

Due to the fact that our internal accounting staff consists solely of a Chief Financial Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

We sustained operating losses of $1,732,458 for the period ended September 30, 2014. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations is $2,118,261 for the period ended September 30, 2014, and cash flow used in operations of $1,666,234 for the period ended September 30, 2013. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, based on our current cash position we will require a minimum of $2,325,000 in additional funds to sustain our current operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At November 14, 2014, we had 613,447,306 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRANSAKT LTD.
(Registrant)

Dated: November 14, 2014	/s/ James Wu
James Wu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	/s/ Taifen Day
Taifen Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)