Form 10-K
period 2014-12-31
TRANSAKT LTD.
filed 2015-04-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $52,375,835.95 based on a $0.108 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

613,447,306 common shares as of April 14, 2015.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean TransAKT Ltd., a Nevada corporation, and: (i)our wholly owned subsidiary, TransAKT Holdings Limited, a Turks and Caicos company(ii) its wholly owned subsidiary TransAKT Taiwan Limited; (iii) our wholly owned subsidiary, Vegfab Agricultural Technology Co. Ltd., a Taiwanese company; and (iv)TransAKT Bio Agritech Ltd., a 60%-owned subsidiary company in Hong Kong (S.A.R), unless otherwise indicated.

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

On May 3, 2012, we entered into an Asset Purchase and Sale Agreement with Vegfab Agricultural Technology Co. Ltd. (“Vegfab”), a Taiwanese corporation, pursuant to which we intended to acquire the material assets of Vegfab. Vegfab is in the business of manufacturing innovative indoor agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s product line includes systems for commercial production and a home growing system which allows families to grow safe and clean fruit and vegetables in their own homes. Prior to completion of the transaction we and Vegfab elected instead to proceed by way of a share purchase and, effective July 16, 2012, we acquired all outstanding securities of Vegfab. In consideration of the Vegfab securities, we had paid $1,000,000 in cash and issued 150,000,000 shares of our common stock to the shareholders of Vegfab which constituted approximately 37.2% of our common stock at the time of closing. As a result of the transaction Vegfab became our wholly owned subsidiary and primary business unit. Vegfab has since become engaged in the operation of a plant factory in Taiwan for the production of pesticide-free vegetables. Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory. We aim to establish a smaller vegetable factory (with production of approximately 300-400kg per day) for demonstration purposes, although no definitive arrangements or plans have been made in this regard.

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

On October 30, 2013, Million Talented Ltd., a related party 50% owned by the Company’s president and director, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operation until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business.

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

Effective July 16, 2012, we acquired all outstanding securities of Vegfab Agricultural Technology Co. Ltd. (“Vegfab”), a Taiwanese corporation, With the acquisition of Vegfab we entered the business of manufacturing agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s product line includes systems for commercial production and a home growing system which allows families to grow safe and clean fruit and vegetables in their own homes. Vegfab has since become engaged in the operation of a plant factory in Taiwan for the production of pesticide-free vegetables. Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory. We aim to establish a smaller vegetable factory (with production of approximately 300-400kg per day) for demonstration purposes, although no definitive arrangements or plans have been made in this regard.

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

We sustained operating losses of $7,089,023 and $10,513,407 during the years ended December 31, 2014 and 2013, respectively, and incurred an accumulated deficit of $21,514,222 and $14,425,199 as of December 31, 2014 and December 31, 2013, respectively. In addition, we expect to incur an operating loss in 2015.

We have operated principally as a research and development company since our inception but abandoned our telecommunications technology business in fiscal 2012. Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operate an urban plant factory in Taiwan where we produce organic vegetables for wholesale. Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory. We aim to establish a smaller vegetable factory (with production of approximately 300-400kg per day) for demonstration purposes, although no definitive arrangements or plans have been made in this regard. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

About Vegfab

Vegfab Agriculture Technology Co., Ltd. was founded in 2010 by a team of ecologically minded semiconductor specialists knowledgeable about LED materials. The company supplies greenhouses for mass production, boxes for gardening and plant grow boxes for households. Vegfab’s products are focused on fully enclosed greenhouses which rely on artificially controlled ambient conditions such as temperature, humidity, nutrition and lighting. Products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components, portable work tables and ladders, fruit and vegetable seeds and nutrition products, and safe, clean, ready to eat vegetables.

Our products are the subject of several patents, including ones for vertically wall-mounted LED lights and ventilation systems for grow boxes. We intend to add desktop type grow lights designed for children's education to Vegfab’s product line.

In the past, indoor greenhouses relied on high pressure sodium lights, which meant that they had to be (expensively) air conditioned. However, the rise of cool LEDs has revolutionized the potential of the indoor agriculture industry. LED manufacturers are thus leading the way in this industry, since artificial light is a key requirement. Vegfab lamps emit five wavelengths to simulate sunlight. The company boasts relatively low greenhouse installation costs—approximately US$155,000 for a house with 630 square meters of cultivation, which is approximately 15% lower than that for its first-generation greenhouse. A Vegfab greenhouse can effectively host over 60 types of vegetable. Greenhouse output capacity is relatively high, and environmental settings are capable of yielding zero-pesticide leafy greens for harvest in 7 to 10 days,”

Vegfab designed a line of highly innovative agricultural appointment used to grow a wide variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components, portable work tables and ladders, fruit and vegetable seeds and nutrition products, and safe, clean, ready to eat vegetables.

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

Manufacturing

We do not seek to engage in the capital and management intensive endeavor of manufacturing our own products. We instead outsource our manufacturing and have spent considerable time identifying a stable of suitable engineering and manufacturing firms with proven track records. Our products are currently manufactured exclusively in Taiwan and China where intense competition among manufacturers provides a readily available supply of cost-effective, quality manufacturing options. In order to take advantage of the ample supply of manufacturing choices available to us in Taiwan and China, we have not entered into any formal or long-term agreements with any manufacturer for the fabrication of our products. Instead, by selecting manufacturers on an as needed basis, we are better able to take advantage of competitive pricing, ensure quality control, and maintain appropriate inventory supply levels. We do not rely on any particular manufacturer for any of our products. Currently, we primarily commission the manufacture of our own Vegfab brand products, although from time to time we commission the production of third party labeled products under license from those parties. \

Seasonality

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

Intellectual Property

We assert common law trademark rights and copyright in our corporate name and in the name Vegfab, and related logos and designs. However, we have not filed for the registration of our trademarks or copyrights in any jurisdiction. Vegfab has applied for various patents on its technology, including patents on its proprietary LED light board design registered in China, Japan, Korea, and Taiwan and one additional patent registered in Taiwan on its proprietary plant growth chamber air circulation device. The details of the patent applications are as follows:

Application Number	Country	Title of Device	Registration Number
2012-000511	Japan	Assembled Type of Wall Lamp	3175183
201220020469.8	China	Assembled Type of Wall Lamp	02354-0002-CN-1
20-2012-0001930	Korea	Assembled Type of Wall Lamp	02354-0002-KO-1
101205681.0	R.O.C.	Plant growth chamber circulation device	02354-0005-TW-1
100224897	R.O.C.	Assembled Type of Wall Lamp	M 431559

Research and Development

No significant research and development expenses were incurred in 2014 or 2013. Any future research and development undertakings will be subject to the availability of sufficient capital.

Employees

We have 44 full time employees in Taiwan working in various administrative and operations related capacities. These include management, accounting, product engineering, information technology, horticulture, sales, and customer service, amongst others. Our payroll costs were approximately $968,918 and $1,405,960 for the year ended December 31, 2014 and 2013, respectively. We estimate that our payroll costs for fiscal 2015 will be approximately $270,000 based on our current business plan.

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

We sustained operating losses for each of the fiscal years ended December 31, 2014 and 2013 of $7,089,023 and $10,513,407, respectively. We also anticipate sustaining a loss from operations for the fiscal year ended December 31, 2015. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operating activities of our continuing operations for the fiscal years ended December 31, 2014 and 2013 were $2,408,645 and $3,348,305, respectively. We have been dependent upon the proceeds of equity and non-equity financing to fund operations. No assurances can be given that our actual cash requirements will not exceed our budget or that anticipated revenues will be realized when needed, lines of credit will be available if necessary or that additional capital will be available. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain our current operations without regard to our business plan.

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

All raw materials for our products are sourced from China or Taiwan. Due to the fact that many of our products use computer components, the price of these components can be highly volatile and are subject to the risk of obsolescence. In order to control costs and the risk of obsolescence, we contract with a manufacturer at a set price for the building of our product over a number of terminals. Despite these efforts, there can be no assurance that we will be able to keep prices of raw materials at a cost effective level for our operations. If there is a significant increase in raw materials our ability to generate revenue and achieve profitability may suffer.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At April 14, 2015, we had 613,447,306 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Item 2.             Properties

Our principal executive offices are located at 3F No. 19-2, Lane 231, Fu-Hsin North Rd, Taipei, Taiwan (R.O.C), Taiwan.

On October 1, 2012, through our wholly owned subsidiary Vegfab, we entered into a lease agreement for the location of our plant factory located in Yangmei City, Taoyuan, Taiwan. The space is approximately 19,375 square feet and can accommodate 600,000 edible green plants at once or 1,800,000 plants per month for a yield of 12,000 bags (approximately 2,500 kg) of vegetables per day based on a 10 day growth cycle. The lease is for a term of 8 years ending on September 30, 2020. The rental rate is approximately USD$61,780 per year during the term. Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory. As at the date of this report we have not made any determination regarding the disposition of the factory lease. We aim to establish a smaller vegetable factory (with production of approximately 300-400kg per day) for demonstration purposes, although no definitive arrangements or plans have been made in this regard.

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

The following quotations, obtained from OTC Markets Group, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table shows the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2014	$0.085	$0.041
September 30, 2014	$0.109	$0.055
June 30, 2014	$0.135	$0.101
March 31, 2014	$0.130	$0.101
December 31, 2013	$0.175	$0.015
September 30, 2013	$0.200	$0.040
June 30, 2013	$0.102	$0.050
March 31, 2013	$0.230	$0.028
December 31, 2012	$0.050	$0.010

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Transfer Online, Inc., 512 SE Salmon St., Portland, OR 97214 (Telephone: (503) 227-2950) is the registrar and transfer agent for our common shares.

On April 14, 2015, the shareholders' list showed 151 registered shareholders and 613,447,306 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

Item 6.             Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2014 and December 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operating Results

On July 26, 2012, we acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”) for the sum of US$5,500,000. The acquisition was accounted for as a business combination under the purchase method of accounting. Vegfab’s results of operations were included in our results beginning July 27, 2012. Vegfab contributed net revenues of $448,415 and $335,164, and net loss of $6,230,796 and $3,559,087 for the year ended December 31, 2014 and for the year ended December 31, 2013, respectively. We anticipate generating approximately $300,000 in annual revenues in fiscal 2015 based on our current operations and without regard to any plans we may have for expansion.

Our plan of operations for fiscal 2015 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[4]
Beginning January 1, 2015
Capital required for expansion plans[1]	$300,000
Salaries	$270,000
Rent[2]	$70,000
Utilities[3]	$120,000
Accounting and Legal Expenses	$120,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,097,500

1.	Capital for plan to open 1 small vegetable factory for demonstration purposes, further R&D expenses.
2.	Rent expense includes minimum lease payments due during 2015 for current plant factory.
3.	Utilities expense for current plant factory will be approximately US$10,000 per month.
4.	Based on 2014 average exchange rate of $0.03300.

As of April 14, 2015we will require additional financing of approximately $1,100,000 to execute our business strategy for fiscal 2015. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operation for the Years Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

		Year Ended
		December 31,		December 31,
		2014		2013
Sales, net		$452,588		$359,773
Cost of sales		$2,292,885		$2,046,429
Gross Profit		$(1,840,297)		$(1,686,656)

Selling, general and administrative expenses		$1,743,835		$2,750,757
Impairment loss on fixed assets		$3,512,930		$703,864
Impairment loss on goodwill		$-		$5,163,739
Loss from operations		$(7,097,062)		$(10,305,016)
Total Other income (expenses)		$5,869		$(219,147)
Provision for income taxes expense (benefit)	$	Nil	$	Nil
Net loss		$7,091,193		$10,524,163
Net loss attributable to non-controlling interest		$2,170		$10,756
Net loss attributable to TRANSAKT LTD.		$7,089,023		$10,513,407

Revenues & Cost of Sales

Sales for the year ended December 31, 2014 has increased by approximately $92,815, or 26%, to $452,588 from $359,773 for the same period in 2013. The increase in net revenue was primarily attributable to an increase in selling vegetables which was partially offset by a decrease in the revenue from selling home growing system. The net revenue from selling vegetables has increased by approximately $169,678 or 63% from $269,082 for the year ended December 31, 2013 to $438,760 for the year ended December 31, 2014. The increase in net revenues from selling vegetables was primarily due to the increase in sales volume related to the sale of vegetables to small and medium sized supermarkets in Taiwan. We sold home growing system of approximately $90,691 for the year ended December 31, 2013 compared to $13,828 for the year ended December 31, 2014.

Cost of sales for the year ended December 31, 2014 totaled $2,292,885 or approximately 506.62% of net sales compared to $2,046,429 or approximately 568.81% of net sales for the year ended December 31, 2013. Gross profit as a percentage of net sales was -406.62% for the year ended December 31, 2014, compared to -468.81% for the same period of 2013. The construction of our factory with agricultural equipment used to grow vegetables was complete in the fourth quarter of 2013, whereas our agricultural equipment business had not generate significant revenue in the current year yet. As such, the factory operated with limited capacity producing vegetables, resulting in sales revenue that negligibly exceeded fixed costs of operation incurred during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2014 totaled $1,743,835 or approximately 385.30% of net sales compared to operating expenses of $2,750,757 or approximately 764.58% of net sales during the year ended December 31, 2013. The decrease in operating expenses was primarily due to hiring fewer administrative employees during 2014 compared to last year. In addition, some operating expenses (which consisted primarily of wages, utilities, and partial depreciation expenses), were recorded as cost of sales after the completion of factory construction in the fourth quarter of 2013.

Loss from Operations

Loss from operations for the year ended December 31, 2014 totaled $7,097,062 compared to a loss of $10,305,016 for the year ended December 31, 2013, representing a decrease of $3,207,954. The decrease in loss from operations was primarily due to the increase in operating expenses and cost of sales, partially offset by increase in sales revenues. On December 31, 2014, we committed to a plan to abandon the factory that was recorded under property, plant, and equipment. Due to the location and nature of the factory, it is not expected the factory could reasonably generate enough sales proceeds to recoup costs incurred in its operation. Accordingly we continued using the factory until February 15, 2015, at which time the factory was permanently idled. The factory, built in 2013 for approximately $1.4 million, was initially assigned a thirty-year estimated useful life. As a result of our decision to idle the factory, we have reduced the factory and machinery and equipment’s estimated remaining useful life ended at December 31, 2014 in accordance with ASC 250, and recognized an impairment loss on fixed assets of $3,512,930 based on its carrying value at December 31, 2014. In 2013, we recognized the impairment losses on both fixed assets and goodwill. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, our anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured.

Other Income (expenses)

Other income (expenses) increased approximately $225,016 to $5,869 for the year ended December 31, 2014 from $(219,147) for the same period in 2013. The increase in net other income was primarily due to a decrease in loss from the disposal of HTT, loss from long-term investment, and interest expense, partially offset by the decrease in gain on disposal of fixed assets.

Net Loss

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $7.09 million for the year ended December 31, 2014 as compared to approximately $10.51 million for the year ended December 31, 2013, representing a decrease of approximately $3.42 million or approximately 32.57%.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Working Capital

	At	At
	December 31,	December 31,
	2014	2013
Current assets	$1,231,433	$5,310,341
Current liabilities	$1,127,398	$1,565,455
Working capital	$104,035	$3,744,886

Cash Flows

	Fiscal year ended December 31,
	2014	2013
Net cash used in operating activities	$2,408,645	$3,348,305
Net cash used in investing activities	$140,540	$4,539,069
Net cash provided by financing activities	$23,032	$11,402,217

Net cash flow used in operating activities was $2,408,645 in 2014, compared to $3,348,305 in 2013, a decrease of $939,660. The decrease in net cash flow used in operating activities was mainly due to the loss in current year, increase in accounts receivable, other receivable, which were partially offset by decreases in inventory, advance to suppliers, prepayments, and accounts payable and accrued expenses.

Net cash flow used in investing activities was $140,540 for 2014, compared to net cash flow used in investing activities of $4,539,069 for 2013, a decrease of $4,398,529. The decrease in net cash flow used in investing activities in 2014 was mainly due to our construction of leasehold improvement - factory and acquisition of property and equipment recognized in 2013.

Net cash flow provided by financing activities was $23,032 for 2014, compared to net cash flow provided by financing activities of $11,402,217 for 2013, a decrease of $11,379,185. The decrease in net cash flow provided by financing activities of continuing operations in 2014 was mainly due to no proceeds from issuance of common stock in 2014. The Company received short-term loans from shareholders of $225,139 during 2014, whereas the Company also repaid $146,127 to shareholder during the same year.

Our working capital was $104,035 as of December 31, 2014 compared to $3,744,886 as of December 31, 2013.

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

Capital Expenditure

Total capital expenditures were $168,754 and $4,552,208 for the years ended December 31, 2014 and 2013, respectively.

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

Cash Requirements

We used cash in operations of $2,408,645 for the year ended December 31, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain our current operations and market our products effectively.

Research and Development

No significant research and development expenses were incurred in 2014 or 2013.

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

Going Concern

We has incurred a net loss attributable to the Company’s common stockholders of $7,089,023 and $10,513,407 during the years ended December 31, 2014 and 2013, respectively, and has an accumulated deficit of $21,514,222 and $14,425,199 as of December 31, 2014 and December 31, 2013, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2014, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory; (3) We aim to establish a smaller vegetable factory (with production of approximately 300-400kg per day) for demonstration purposes, although no definitive arrangements or plans have been made in this regard; (4) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2015; (5) Relocate our primary business unit, responsible for the development of our marketing efforts in China, to Hong Kong; (6) Cooperate with local partners in the Guangdong province to research and develop new products (7) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2014 and 2013, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD), Canadian Dollar (CAD), and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable and other receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $30,459 and $32,263 as at December 31, 2014 and December 31, 2013, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2014, inventory consisted of work-in-process, and finished goods. As of December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

The goodwill in the amount of $5,163,739 recorded in the consolidated balance sheet as of December 31, 2012 (see Note 15) was generated from the acquisition of Vegfab by TransAKT Taiwan Limited on July 26, 2012. In 2013, the Company recorded a goodwill write-down of $5,163,739, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company’s anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down was included as a component of operating expense in 2013.

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

Recent accounting pronouncements

In February 18, 2015, FASB issued ASU 2015-02—Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Tabular Disclosure of Contractual Obligations

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $134,000 and $199,841 for the years ended December 31, 2014 and 2013, respectively.

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
DECEMBER 31, 2014 AND 2013 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), change in shareholders’ equity, , and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(21,514,222) and $(14,425,199) at December 31, 2014 and 2013, respectively, including net losses of $(7,091,193) and $(10,524,163) during the years ended December 31, 2014 and 2013, respectively. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
April 9, 2015

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$208,922	$3,186,590
Restricted cash	628	-
Accounts receivable, net
Trade, net	63,773	71,530
Related parties	389,985	408,200
Other receivable, net	26,899	-
Inventory	61,639	676,544
Advance to suppliers	113,924	261,456
Due from related parties	285,365	312,671
Prepayments	80,298	393,350
Total Current Assets	1,231,433	5,310,341
Property & equipment, net	-	3,927,108
Deposits	32,029	30,321

Total Assets	$1,263,462	$9,267,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$932,638	$1,177,912
Accrued expenses	116,647	132,166
Construction payable	75,201	198,521
Loan payable to related party	2,912	-
Current portion of obligation under capital leases	-	56,856
Total Current Liabilities	1,127,398	1,565,455

Total liabilities	1,127,398	1,565,455

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at December 31, 2014 and 2013, respectively	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(21,514,222)	(14,425,199)
Other comprehensive income	(484,635)	(10,093)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at December 31, 2014 and 2013, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	148,994	7,712,559
Non-controlling interest	(12,930)	(10,244)
Total Equity	136,064	7,702,315

Total Liabilities and Equity	$1, 263,462	$9,267,770

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Sales, net	$449,505	$359,773
Cost of sales	2,292,885	2,046,429

Gross profit	(1,843,380)	(1,686,656)
Selling, general and administrative expenses	1,743,835	2,750,757
Impairment loss on fixed assets	3,512,930	703,864
Impairment loss on goodwill	-	5,163,739
Loss from operations	(7,100,145)	(10,305,016)
Other income (expense)
Interest income	365	420
Interest expense	(2,766)	(72,492)
Loss from investments	-	(35,078)
Loss from disposal of subsidiary	-	(177,404)
Currency exchange gain (loss)	1,680	30,777
Gain on disposal of fixed assets	6,590	34,630
Other income	3,083	-
Total other income (expenses)	8,952	(219,147)
Loss before income taxes	(7,091,193)	(10,524,163)
Provision for income taxes expense (benefit)	-	-
Net loss	(7,091,193)	(10,524,163)
Net loss attributable to non-controlling interest	(2,170)	(10,756)
Net loss attributable to TRANSAKT LTD.	$(7,089,023)	$(10,513,407)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.01)	$(0.03)

Weighted average number of shares outstanding:
Basic and diluted	568,447,306	406,966,086

Other Comprehensive Income (Loss)
Net loss	$(7,091,193)	$(10,524,163)
Foreign currency translation adjustment	(475,058)	(161,384)
Comprehensive income (loss)	(7,566,251)	(10,685,547)
Comprehensive income (loss) attributable to the non-controlling interest	(2,686)	(10,760)
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(7,563,565)	$(10,674,787)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014

			Additonal	Stock		Other
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Treasury Stock at Cost		Noncontrolling
	Shares	Amount	Capital	Receivable	Deficit	Income (loss)	Shares	Amount	Interest	Total
Balance at December 31, 2011	195,339,005	$195,339	$4,460,087	$-	$(2,573,759)	$61,706	-	$-	$-	$2,143,373
Common stock issued for cash on May 17, 2012	39,854,567	39,855	1,155,782	-	-	-	-	-	-	1,195,637
Common stock issued for acquisition of Vegefab	150,000,000	150,000	4,350,000	-	-	-	-	-	-	4,500,000
Common stock issued for service	18,333,333	18,333	531,667	-	-	-	-	-	-	550,000
Foreign currency translation adjustment		-	-	-	-	89,581	-	-	-	89,581
Net loss	-	-	-	-	(1,338,033)	-	-	-	-	(1,338,033)
Balance at December 31, 2012	403,526,905	$403,527	$10,497,536	$-	$(3,911,792)	$151,287	-	$-	$-	$7,140,558
Tresaury stock obtained from disposal of Harlee	-	-	-	-	-	-	(45,000,000)	(1,800,000)	-	(1,800,000)
Stock Option issued to employee	-	-	56,643	-	-	-	-	-	-	56,643
Common stock issued for cash on September 16, 2013	140,678,401	140,678	8,660,107	-	-	-	-	-	-	8,800,785
Common stock issued for cash on November 26, 2013	69,242,000	69,242	5,320,118	(1,200,000)	-	-	-	-	-	4,189,360
Formation of subsidiary	-	-	-	-	-	-	-	-	516	516
Foreign currency translation adjustment	-	-	-	-	-	(161,380)	-	-	(4)	(161,384)
Net loss	-	-	-	-	(10,513,407)	-	-	-	(10,756)	(10,524,163)
Balance at December 31, 2013	613,447,306	$613,447	$24,534,404	($1,200,000)	($14,425,199)	($10,093)	(45,000,000)	($1,800,000)	($10,244)	$7,702,315
Foreign currency translation adjustment						(474,542)			(516)	(475,058)
Net loss					(7,089,023)				(2,170)	(7,091,193)
Balance at December 31, 2014	613,447,306	$613,447	$24,534,404	($1,200,000)	($21,514,222)	($484,635)	(45,000,000)	($1,800,000)	($12,930)	$136,064

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities
Net loss available to common stockholders	$(7,089,023)	$(10,513,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(2,170)	10,756
Gain on disposal of assets	(6,590)	(34,630)
Loss on disposal of discontinued operations	-	177,404
Impairment loss on fixed assets	3,512,930	703,864
Impairment loss on goodwill	-	5,163,739
Bad debt expense	359,115	62,962
Depreciation expense	383,085	519,683
Common stock issued for service	-	500,000
Stock Option issued to employee	-	56,643
Loss on long-term investment	-	35,078
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(22,575)	(440,113)
Decrease (Increase) in other receivable	(73,801)	-
Decrease (Increase) in inventory	601,831	(325,807)
Decrease (Increase) in advance to suppliers	138,614	(71,525)
Decrease (Increase) in prepayments	167,978	(182,181)
Decrease (Increase) in deposits	(3,498)	13,734
Increase (Decrease) in accounts payable and accrued expenses	(375,094)	970,608
Increase (Decrease) in customer deposits	553	4,887
Net cash used in operating activities	(2,408,645)	(3,348,305)

Cash flows from investing activities
Restricted cash	(655)	-
Acquisition of property and equipment	(51,720)	(1,677,579)
Cash received from disposal of fixed assets	28,869	13,139
Payment for factory construction	(117,034)	(2,874,629)
Net cash used in investing activities	(140,540)	(4,539,069)

Cash flows from financing activities
Non-controlling interest	-	516
Repayment of loan from others	-	(6,829)
Principal payments under capital lease obligations	(55,980)	(78,237)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(CONTINUED)

Net proceeds of short-term loans from shareholders	225,139	-
Net repayment of amount due to shareholders	(146,127)	(1,503,378)
Proceeds from issuance of common stock	-	12,990,145
Net cash provided by financing activities	23,032	11,402,217

Effect of exchange rate changes on cash and cash equivalents	(451,515)	(353,617)

Net increase (decrease) in cash and cash equivalents	(2,977,668)	3,161,226

Cash and cash equivalents
Beginning	3,186,590	25,364
Ending	$208,922	$3,186,590

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$2,766	$72,492

Non-cash transactions:
Acquisition of treasury stock for disposal of Harlee	$-	$1,800,000
Transfer from construction in progress to property and equipment	$-	$1,237,838

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

On July 26, 2012, the Company acquired 100% equity of Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”), a company incorporated under the laws of the Republic of China (“ROC, Taiwan”). Vegfab is mainly engaged in selling agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems (see Note 15).

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

On October 30, 2013, Million Talented Ltd., a related party 50% owned by the Company’s president and director, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operation until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business.

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

Going Concern

The Company has incurred a net loss of $7,091,193 and $10,524,163 during the years ended December 31, 2014 and 2013, respectively, and has an accumulated deficit of $21,514,222 and $14,425,199 as of December 31, 2014 and December 31, 2013, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2014, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory; (3) We aim to establish a smaller vegetable factory (with production of approximately 300-400kg per day) for demonstration purposes, although no definitive arrangements or plans have been made in this regard; (4) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2015; (5) Relocate our primary business unit, responsible for the development of our marketing efforts in China, to Hong Kong; (6) Cooperate with local partners in the Guangdong province to research and develop new products (7) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2014 and 2013, the transactions of TransAKT Holdings Limited, Taiwan Halee International Co. Ltd., TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD), Canadian Dollar (CAD), and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable and other receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $30,459 and $32,263 as at December 31, 2014 and December 31, 2013, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2014, inventory consisted of work-in-process, and finished goods. As of December 31, 2013, inventory consisted of raw materials, work-in-process, and finished goods.

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

Goodwill and intangible assets

Goodwill is calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

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

The goodwill in the amount of $5,163,739 recorded in the consolidated balance sheet as of December 31, 2012 (see Note 15) was generated from the acquisition of Vegfab by TransAKT Taiwan Limited on July 26, 2012. In 2013, the Company recorded a goodwill write-down of $5,163,739, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company’s anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. The goodwill write-down was included as a component of operating expense in 2013.

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

Recent accounting pronouncements

In February 18, 2015, FASB issued ASU 2015-02—Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31, 2014	December 31, 2013
Raw Materials – seeds	$-	$5,914
Work in process -vegetables	58,125	142,538
Finished goods - vegetables	3,514	3,817
Finished goods - complete growing systems & parts	554,226	599,668
Reserve for inventory valuation	(554,226)	(75,393)
	$61,639	$676,544

NOTE 4 – ADVANCE TO SUPPLIERS

Advance to suppliers consist of the following:

	December 31, 2014	December 31, 2013
Prepayment for fluids and plants	$113,924	$261,456
	$113,924	$261,456

NOTE 5 – PREPAYMENTS

Prepayments consist of the following:

	December 31, 2014	December 31, 2013
Prepayment for a joint venture business	$-	$341,005
Deductible value-added tax (VAT)	79,952	50,895
Prepaid expenses	346	1,450
	$80,298	$393,350

On November 26, 2013, the Company made a prepayment to Phytogro Co., Ltd. in China (P.R.C.) for a joint venture business relating to planting technique of vegetables. However, the joint venture was canceled as of December 31, 2013. The Company has received a full amount of prepayment back in March 2014.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31, 2014	December 31, 2013
Machine and equipment	$273,789	$1,494,182
Furniture and fixtures	23,455	1,605,868
Leasehold improvements	-	1,353,251
Total cost	297,244	4,453,301
Accumulated depreciation	(297,244)	(526,193)
	$-	$3,927,108

Depreciation expenses were $383,085 and $519,683 for the years ended December 31, 2014 and 2013, respectively.

NOTE 7 – IMPAIRMENT OF PROPERTY, PLANT, AND EQUIPMENT

On December 31, 2014, management committed to a plan to abandon the factory that was recorded under property, plant, and equipment. Due to the location and nature of the factory, it is not expected the factory could reasonably generate enough sales proceeds to suffice the cost that have incurred. The Company’s plan is to continue using the factory until February 15, 2015, at which time the factory will be abandoned. The factory, built in 2013 for approximately $1.4 million, was initially assigned a thirty-year estimated useful life. As a result of the commitment to a plan to abandon the factory, the Company has reduced the factory and machinery and equipment’s estimated remaining useful life ended at December 31, 2014 in accordance with ASC 250, and recognized an impairment loss on fixed assets of $3,512,930 based on its carrying value at December 31, 2014.

On December 31, 2013, management suspended a factory in Luzhu county in Taiwan. In addition, the Company’s automation planting machinery was malfunctioned after the installation. Both were recorded under property, plant, and equipment. As a result, the Company recognized a loss on impairment of property, plant, and equipment of $703,864 for the year ended December 31, 2013.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
Accrued payroll	$42,307	$80,052
Accrued employee benefits and pension expenses	31,993	42,231
Accrued utilities	39,242	-
Accrued professional fees	949	4,046
Accrued taxes	1,621	3,579
Others	535	2,258
	$116,647	$132,166

NOTE 9 - RELATED PARTY TRANSACTIONS

Related party sales

The Company had sales to Guangdong Dong Rong Metal Mold Machinery, Co., Ltd., (“Dong Rong”), a company owned by a relative of our director and officer, in an aggregate amount of $28,552 and $417,464 for the years ended December 31, 2014 and 2013, respectively. Accounts receivable due from Dong Long was $389,985 and $408,200 as of December 31, 2014 and 2013, respectively.

Due from related parties

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2014, there was $2,912 advances outstanding.

In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

As of December 31, 2014 and 2013, $285,365 and $312,671 was due from a former officer and shareholder, respectively. The amounts were repaid in full in the first quarter of 2014 and 2015, respectively.

NOTE 10 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - Taiwan and the United States. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2014 and 2013. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

For the year ended December 31, 2014, the Company had net operating loss carry-forwards of approximately $547,000 that may be available to reduce future years’ taxable income through 2034, Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following years ended December 31:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$185,728	$263,431
Less: Valuation allowance	(185,728)	(263,431)
Net provision for Federal income taxes	$-	$-

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2014 and 2013 are as follows:

U.S:	2014	2013
Deferred tax asset – non-current:
Net operating loss carry forward	$657,101	$471,373
Valuation allowance	(657,101)	(471,373)
Net deferred tax asset	$-	$-

Taiwan:

The statutory tax rate under Taiwan tax law is 17%. The Company has several deferred tax asset items. The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Income tax expense – current	$-	$-
Income tax expense – deferred	-	-
Total income tax expense	$-	$-

There was no significant deferred tax item for Taiwan operations for the year ended December 31, 2014 and 2013.

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2014 and 2013:

	2014		2013
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Other (a)	(17%	)	(17%	)
Effective tax rate	0%		0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2014 and 2013.

NOTE 11 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $134,000 and $199,841 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2015	$103,551
2016	74,756
2017	62,537
2018	61,782
2019	61,782
Thereafter	46,337
Total	$410,745

Sale-leaseback Transaction:

In September 2011, the Company entered into a sale-leaseback arrangement relating to its certain equipment. Under the terms of the arrangement, the Company’s equipment, which had a carrying value of $236,350, were sold in cash at a price equal to their carrying value. The Company then leased the property back under a 37 month capital lease that requires month lease payments in a range of $6,600 to $8,580. The Company has an option to purchase the property at the end of lease. The transaction has been accounted for as a financing arrangement, wherein the equipment continued to be reported on the Company’s balance sheet, and depreciation expense on the equipment continued to be recognized. At December 31, 2012, the leased property had a cost of $255,035 and accumulated depreciation of $37,339, and was fully depreciated at December 31, 2013. Depreciation of assets leased under capital leases is included in depreciation expense. The future minimum lease payments were fully paid off at September 30, 2014.

NOTE 12 – COMMON STOCK

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

NOTE 13 – SHARE-BASED COMPENSATION

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

Options issued and outstanding as of December 31, 2014 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2014	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2014	1,000,000	0.03	4.80
Exercisable as of December 31, 2014	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of December 31, 2014, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 14 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. As such, no-controlling interest consisted of the following:

	December 31, 2014	December 31, 2013
Beginning Balance	$(10,244)	$-
Formation of subsidiary	-	516
Net loss attributed to non-controlling	(2,170)	(10,756)
interest
Other comprehensive income
attributable to non-controlling interest	(516)	(4)
	$(12,930)	$(10,244)

NOTE 15 – BUSINESS COMBINATION

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

Vegfab contributed net revenues of $445,259 and $335,164, and net loss of $6,230,796 and $3,559,087 for the year ended December 31, 2014 and 2013, respectively.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued these financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2014, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

KCCW Accountancy Corp., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

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

Changes in Internal Control

During the fiscal year ended December 31, 2014 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2014 or as at the date of this Report. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
Ho Kang-Wing	52	Chairman, Chief Executive Officer, President and Director	March 12, 2015
Yam Chi-Wah	52	Chief Financial Officer	March 12, 2015
He Jiaxian	59	Director	March 12, 2015
He Jingtian	27	Director	March 12, 2015
Tam Yuk-Ching	47	Director	March 12, 2015
James Wu	60	Chairman, Chief Executive Officer, President and Director	October 25, 2004 (Resigned March 12, 2015)
Taifen Day	54	Chief Financial Officer	July 27, 2006 (Resigned March 12, 2015)
Cheng Chun-Chih	67	Director (Chairman of Taiwan Halee International Co. Ltd.)	December 14, 2006 (Resigned March 12, 2015)
Dr. Shiau Tzong-Huei	58	Director (Chief Technical Officer of Taiwan Halee International Co. Ltd. and Chairman of TransAKT Taiwan Corp.)	December 14, 2006 (Resigned March 12, 2015)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Active Directors and Officers

Ho Kang-Wing – Chairman, Chief Executive Officer, President and Director

Mr. Ho currently serves and the managing director of Guangdong Dongrong Metal Products Co., Ltd. (“Guangdong Dongrong Metal Products”). Mr. Ho has managed Guangdong Dongrong Metal Products for more than twenty years, and under his direction the company has achieved annual revenues in excess of USD$100,000,000. Mr. Ho has committed to help TransAKT to develop a market for Vegfab in China and other Asian countries. Mr. Ho has served on TransAKT’s board of directors since July 2013.

Yam Chi-Wah –Chief Financial Officer

Mr. Yam holds a BA (Honors) of Business Finance from Napier University of Edinburgh, and brings more than 20 years of industry experience in the accounting field. Prior to joining TransAKT, Mr. Yam Served as financial controller of Legend Hardware Ltd. from 2006 to 2015, a company specializing in the manufacture, processing, and distribution of office & home furnishings. He has also served as a finance manager for Neolink Technology Ltd., a listed company in Hong Kong.

He Jingtian – Director

Mr. He Jingtian has managed a multimillion dollar company specializing in the design and production of metal and wood mechanisms for more than 30 years.

He Jiaxian – Director

Mr. He Jiaxian holds a master’s degree in business management and brings more than 12 years of executive level management experience.

Tam Yuk-Ching – Director

Miss. Tam Yuk Ching brings more than 20 years of experience in corporate finance and will assist the Company in all financing and capital raising activities in the future.

Recently Resigned Officers and Directors

James Wu – Chairman, Chief Executive Officer, President and Director

Mr. James Wu has served as our company’s chairman, chief executive officer, president and director since October 25, 2004. Mr. Wu served as president of IP Mental Inc. from 1997 to 2006. During his tenure at IP Mental Inc., Mr. Wu oversaw the development of a line of VoIP hardware and was part of the development team of the proprietary U&Me VoIP network. Mr. Wu has over twenty years of experience in the information technology and telecommunication business. He has also served as the founder of Cellstar South Africa and Anstek Electronics South Africa, where he successfully grew these businesses. He was also an agent for Asus, COMPEL and Motorola Computer and Cellular Handsets in South Africa. Mr. Wu resigned as our company’s chairman, chief executive officer, president and director on March 12, 2015.

Taifen Day– Chief Financial Officer

Ms. Taifen Day has served as our company’s chief financial officer since July 27, 2006. Ms. Day holds a BA from Tunghai University of Taiwan and an MBA from the University of St. Thomas in Texas. She became a certified public accountant in the State of Texas in 1987. After working in Texas for one year, Ms. Day returned to Taiwan where she worked for two years as an in-house accounting manager, and then eight years as an auditor (five years as a partner) with a public accounting firm. She became a certified public accountant in Taiwan in 1992. Ms. Day then moved to Alberta, receiving her chartered accountant designation in 2001, where she currently works performing public company accounting. Ms. Day resigned as our company’s chief financial officer on March 12, 2015

Cheng Chun-Chih – Director (Chairman of Taiwan Halee International Co. Ltd.)

Mr. Chen Chun-Chih has served as a director of our company since December 14, 2006. Mr. Cheng is the chairman of Taiwan Halee International Co. Ltd., which was acquired by us for US$5MM on November 15, 2006, and has served in this position since 1997. Prior to joining HTT, Mr. Cheng was a consultant to the Economy Department of Taiwan on small and medium industry. Mr. Cheng resigned as a director of our company on March 12, 2015.

Dr. Shiau Tzong-Huei – Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.)

Dr. Shiau Tzong Hiei has served as a director of our company since December 14, 2006. Dr. Shiau holds a Ph.D in computer sciences from the University of Wisconsin-Madison, an MSc in mathematics from the John Hopkins University and a BSc in mathematics from the National Taiwan University. Dr. Shiau has been a director of Taiwan Halee since 2003, is a specialist in digital cordless switching and has directed the engineering team at the Hsinchu Science Park for more than fifteen m years. Established in December 1980, Hsinchu Science Park leads the high-tech industry as the most respected science park created by the Taiwanese government. Dr. Shiau is the founder and current chief technical officer of UWIN Technologies (formerly Computer & Communications Associates, INC.), a research and development oriented company. Dr. Shiau resigned as a director of our company and Chairman of TransAKT Taiwan Corp. on March 12, 2015.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

Our Chairman, Chief Executive Officer, President and Director, Ho Kang Wing, and our Director, He Jingtian, are brothers. Our Chairman, Chief Executive Officer, President and Director, Ho Kang Wing, and our Director, Tam Yuk-Ching, are married. Our Director, He Jiaxian, is the son of He Jingtian. There are no other family relationships amongst our directors or officers.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We have no formal audit committee, and thus, we have no audit committee financial expert. Our board is responsible for reviewing our financial reporting procedures, internal controls, and the performance of our auditors. Our board is also responsible for reviewing all disclosure with respect to financial matters prior to filing or release. Mr. Yam Chi-Wah is our chief financial officer. Mr. Yam reports to our board in his capacity as chief financial officer.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Wu(1) Chairman, Chief Executive Officer, President and Director	2014 2013	90,000 90,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	90,000 90,000
Taifen Day(2) Chief Financial Officer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
J.T. Wang(3) Vice President of Asia Operations	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Michael Lin – Chairman of Vegfab Agricultural Technology Co. Ltd.	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Tsai Wen Chin – President of Vegfab Agricultural Technology Co. Ltd.	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Ho Kang-Wing was appointed as chairman, chief executive officer, president and a director of our company on March 12, 2015.
(2)	Mr. Yam Chi-Wah was appointed as chief financial officer of our company on March 12, 2015.
(3)

Mr. Wu was appointed as chairman, chief executive officer, president and a director of our company on October 25, 2004. Mr. Wu resigned as chairman, chief executive officer, president and a director of our company on March 12, 2015.

(4)	Taifen Day was appointed as chief financial officer of our company on July 27, 2006. Taifen Day resigned as chief financial officer of our company on March 12, 2015.
(5)	Mr. Wang was appointed as Vice President of Asia Operations on April 1, 2007. Mr. Wang resigned on January 15, 2013.
(6)	Michael Lin resigned as Chairman of Vegfab Agriculture Technology Company Ltd. on September 30, 2013.
(7)	Tsai Wen-Chin resigned as President of Vegfab Agricultural Technology Co. Ltd. effective on December 31, 2013.

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

2014 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2014.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2014 there were no options exercised by our named officers.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
James Wu Former President, Chief Executive Officer, and Director (3) 2 FL NO 28 Lane 231 Fu-Hsin N Rd Taipei, Taiwan"	23,985,862	3.91%
Cheng Chun-Chih Former Director (Chairman of Taiwan Halee International Co. Ltd.) (4) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan	5,000,000	(2)
Ho Kang-Wing President, Chief Executive Officer, and Director 503 5F Silvercord Tower 2, 30 Canton Rd Tsimshatsui Kowloon, HKG	25,000,000	4.08%
Dr. Shiau Tzong-Huei Former Director (Chief Technical Officer of Taiwan Halee and Chairman of TransAKT Taiwan Corp.) (5) NO 3 Lane 141 Sec 3 Pei-Shen Rd Shen-Ken Hsiaung Taipei Hsieng, Taiwan"	1,000,000	(2)
Taifen Day Former Chief Financial Officer (6) 420 12 Ave N.W. Calgary, Alberta T2M 0C9 Canada	Nil	(2)

The following table sets forth, as of April 14, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Name andAddress of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Yam Chi-Wah Chief Financial Officer Flat E 7/F Block 21 Laguna City Kwun Tong, Kowloon, Hong Kong	2,500,000	(2)
He Jingtian Director 11 Jinghong Road Hujing Garden Daliang Shunde 528300 Foshan Gd China	15,000,000	2.45%
He Jiaxian Director 11 Jinghong Road Hujing Garden Daliang Shunde 528300 Foshan Gd China	28,000,000	4.564%
Tam Yuk-Ching Director 23 Sam Mun Tsai Road, The Beverly Hills Boulevard Du Lac, House 212, Tai Po, Nt Hong Kong	28,000,000	4.564%
Directors and Executive Officers as a Group(1)	128,485,862 Common Shares	20.95%
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Liu Ju-Wen 2nd Floor-2 No 8 Lane 80 San-Min Rd Song-San District Taipei City, Taiwan	39,119,400	6.38%
Other holders of 5% or more	39,119,400 Common Shares	6.38%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2015. As of April 14, 2015 there were 613,447,306 shares of our company’s common stock issued and outstanding.

(2)	Less than 1%

(3)	James Wu served as our President, Chief Executive Officer, and Director from October 25, 2004 until March 12, 2015.

(4)	Dr. Shiau Tzong-Huei served as our Director from December 14, 2006 until March 12, 2015.

(5)	Cheng Chun-Chih served as our Director from December 14, 2006 until March 12, 2015.

(6)	Taifen Day served as our Chief Financial Officer from July 27, 2006 until March 12, 2015.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2014, there was $2,912 advances outstanding.

In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

As of December 31, 2014 and 2013, $285,365 and $312,671 was due from a former officer and shareholder, respectively. The amounts were repaid in full in the first quarter of 2014 and 2015, respectively.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Ho Kang-Wing, He Jingtian, He Jiaxian, and Tam Yuk-Ching. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14.           Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$83,000	$84,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$83,000	$84,500

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

PART IV

Item 15.           Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

Exhibit	Description
Number

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)

3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)

3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)

(10)	Material Contracts

10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

10.2

Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)

10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)

10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)

10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)

10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)

(14)	Code of Ethics

14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

(21)	Subsidiaries of the Registrant

21.1	TransAKT Holdings Limited (wholly owned), a Turks and Caicos company

Vegfab Agricultural Technology Co. Ltd. (wholly owned), a Taiwan company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit	Description
Number
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TransAKT Ltd.
(Registrant)

Dated: April 14, 2015	/s/ Ho Kang-Wing
Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 14, 2015	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2015	/s/ Ho Kang-Wing
Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 14, 2015	/s/ He Jingtian
He Jingtian
Director

Dated: April 14, 2015	/s/ He Jiaxian
He Jiaxian
Director

Dated: April 14, 2015	/s/ Tam Yuk-Ching
Tam Yuk-Ching
Director