Form 10-Q
period 2015-03-31
TRANSAKT LTD.
filed 2015-05-20
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 000-50392

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 8, 3/F., Wah Yiu Industrial Centre, 30-32 Au Pui Wan Street, Fo Tan, N.T. Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

852-52389111
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

613,447,306 common shares issued and outstanding as of May 20, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2014.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

CONTENTS
Page

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 – F-12

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$236,402	$208,922
Restricted cash	635	628
Accounts receivable, net
Trade, net	36,921	63,773
Related parties	394,353	389,985
Other receivable, net	1,158	26,899
Inventory	62,329	61,639
Advance to suppliers	115,329	113,924
Due from related parties	111,155	285,365
Prepayments	238,885	80,298
Total Current Assets	1,197,167	1,231,433
Property & equipment, net	-	-
Deposits	40,378	32,029

Total Assets	$1,237,545	$1,263,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$757,401	$932,638
Accrued expenses	111,023	116,647
Construction payable	76,043	75,201
Loan payable to related party	-	2,912
Other payable	98,452	-
Customer deposit	239,495	-
Total Current Liabilities	1,282,414	1,127,398

Total liabilities	1,282,414	1,127,398

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at December 31, 2014 and 2013, respectively	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(21,653,977)	(21,514,222)
Other comprehensive income	(524,301)	(484,635)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at December 31, 2014 and 2013, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	(30,427)	148,994
Non-controlling interest	(14,442)	(12,930)
Total Equity	(44,869)	136,064

Total Liabilities and Equity	$1,237,545	$1,263,462

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Sales, net	$71,658	$109,007
Cost of sales	86,536	437,916

Gross profit	(14,878)	(328,909)
Selling, general and administrative expenses	129,143	291,989
Impairment loss on fixed assets	-	-
Impairment loss on goodwill	-	-
Loss from operations	(144,021)	(620,898)
Other income (expense)
Interest income	48	96
Interest expense	(38)	(1,475)
Loss from investments	-	-
Loss from disposal of subsidiary	-	-
Currency exchange gain (loss)	1,205	(12,736)
Gain on disposal of fixed assets	-	-
Other income	1,540	-
Total other income (expenses)	2,755	(14,115)
Loss before income taxes	(141,266)	(635,013)
Provision for income taxes expense (benefit)	-	-
Net loss	(141,266)	(635,013)
Net gain (loss) attributable to non-controlling interest	(1,512)	(9,193)
Net loss attributable to TRANSAKT LTD.	$(139,754)	$(625,820)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	568,447,306	568,447,306

Other Comprehensive Income (Loss)
Net loss	$(141,266)	$(635,013)
Foreign currency translation adjustment	524,301	(51,042)
Comprehensive income (loss)	383,035	(686,055)
Comprehensive income (loss) attributable to the non-controlling interest	1,512	(9,196)
Comprehensive income (loss) attributable to TRANSAKT LTD.	$384,547	$(676,859)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss available to common stockholders	$(139,754)	$(625,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(1,512)	(9,193)
Gain on disposal of assets	-	-
Impairment loss on fixed assets	-	-
Depreciation expense	-	104,001
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(3,948)	(769)
Decrease (Increase) in other receivable	25,741	(28,076)
Decrease (Increase) in inventory	(494,506)	3,805
Decrease (Increase) in advance to suppliers	(1,405)	(127,280)
Decrease (Increase) in prepayments	(158,587)	333,548
Decrease (Increase) in deposits	(8,349)	(297)
Increase (Decrease) in accounts payable and accrued expenses	(65,464)	(184,669)
Increase (Decrease) in customer deposits	238,618	-
Net cash used in operating activities	(609,166)	(534,750)

Cash flows from investing activities
Restricted cash	-	-
Acquisition of property and equipment	-	(11,855)
Payment for factory construction	-	(145,799)
Net cash used in investing activities	-	(157,654)

Cash flows from financing activities
Principal payments under capital lease obligations	-	(18,343)
Net proceeds of short-term loans from shareholders	174,210	-
Due to related party	-	214,620
Net cash provided by financing activities	174,210	196,277
Effect of exchange rate changes on cash and cash equivalents	462,436	(11,979)
Net increase (decrease) in cash and cash equivalents	27,480	(508,106)
Cash and cash equivalents
Beginning	208,922	3,186,590
Ending	236,402	$2,678,484

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	$-
Interest expense	38	$1,475

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $139,754 and $625,820 during the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of $21,653,977 and $21,514,222 as of March 31, 2015 and December 31, 2014, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2015, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the three months ended March 31, 2015 and 2014, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $30,800 and $30,459 as of March 31, 2015 and December 31, 2014.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2015 and December 31, 2014, inventory consisted of raw materials, work-in-process, and finished goods.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2015 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

The Company had sales to Guangdong Dong Long Metal Mold Machinery, Co., Ltd., (“Dong Long”), a company owned by a relative of our director and major shareholder, in an aggregate amount of $0 and $3,550 for the three months ended March 31, 2015 and 2014, respectively. Accounts receivable due from Dong Long was $0 and $389,985 as of March 31, 2015 and December 31, 2014, respectively.

Due from related parties

During the first quarter of 2015, an officer and shareholder received a cash advance from the Company in an aggregate amount of $111,115.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31, 2015	December 31, 2014
Machine and equipment	$273,789	$273,789
Furniture and fixtures	23,455	23,455
Leasehold improvements	-	-
Total cost	297,244	297,244
Accumulated depreciation	(297,244)	(297,244)
	$-	$-

Depreciation expenses were $0 and $104,001 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 4 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $25,131 and $36,445 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

As of March 31,	Amount
2016	$74,258
2017	66,349
2018	62,461
2019	61,832
Thereafter	92,748
Total	$357,648

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

Options issued and outstanding as of March 31, 2014 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2015	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of March 31, 2015	1,000,000	0.03	4.80
Exercisable as of March 31, 2015	1,000,000	0.03	4.80
Vested and expected to vest	1,000,000	0.03	4.80

As of March 31, 2015, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 6 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. As such, no-controlling interest consisted of the following:

	March 31, 2015	December 31, 2014
Beginning Balance	$(12,930)	$(10,244)
Formation of subsidiary	-	-
Net loss attributed to non-controlling interest	(1,512)	(2,170)
Other comprehensive income attributable to non-controlling interest	-	(516)
	$(14,442)	$(12,930)

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

We incurred a net loss attributable to common stockholders of $139,754 and $625,820 during the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of $21,653,977 and $21,514,222 as of March 31, 2015 and December 31, 2014, respectively. In addition, we expect to incur an operating loss in the 2015 fiscal year.

Through our wholly owned subsidiary, Vegfab, we are now engaged in the manufacture, marketing, and sale of hydroponic and LED based agricultural equipment for commercial and home use. We currently rely exclusively on third parties for the manufacture of products that we design or distribute. Through Vegfab, we also operated an urban plant factory in Taiwan where we produce organic vegetables for wholesale. We currently generate revenues through the distribution of name brand LED based agricultural equipment and produce in Taiwan. However, our business remains in the development stage and we are reliant on debt or equity financing to sustain our operations. Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory. We aim to establish a smaller vegetable factory (with production of approximately 300-400kg per day) for demonstration purposes, although no definitive arrangements or plans have been made in this regard.

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

Cash Requirements

We used cash in operations of $606,142 for the three months ended March 31, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and market our products effectively.

Our plan of operations for fiscal 2015 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[4]
Beginning January 1, 2015
Capital required for expansion plans[1]	$300,000
Salaries	$270,000
Rent[2]	$70,000
Utilities[3]	$120,000
Accounting and Legal Expenses	$120,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,097,500

1.	Capital for plan to open 1 small vegetable factory for demonstration purpose, further research and development expenses.
2.	Rent expense includes minimum lease payments due during 2015 for current plant factory.
3.	Utilities expense for current plant factory will be approximately $10,000 per month.
4.	Based on 2014 average exchange rate of $0.03300.

As of March 31, 2015, we will require additional financing of approximately $1,100,000 to execute our business strategy for fiscal 2015. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Our operating results for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2015	March 31, 2014
	($)	($)
Operating revenues	71,658	109,007
Operating costs and expenses	86,536	729,905
Loss from operations	144,021	620,898
Other expenses	(2,755)	14,115
Provision for income taxes expense (benefit)	-	-
Net loss	141,266	635,013
Net loss attributable to noncontrolling interest	(1,512)	(9,193)
Net loss attributable to TRANSAKT LTD.	139,754	625,820

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $37,349 or approximately 34% from $109,007 for the three months ended March 31, 2014 to $71,658 for the three months ended March 31, 2015. The decrease in net revenues was primarily due to the decrease in sales volume related to the sale of vegetables to small and medium sized supermarkets in Taiwan. Cost of sales for the three months ended March 31, 2015 totaling $86,536 or approximately 120% of net revenues. Gross profit as a percentage of net revenues was negative 20% for the three month ended March 31, 2015. However, the factory operated with limited capacity producing vegetables, resulting in sales revenue that negligibly exceeded fixed costs of operation incurred during the period.

Operating Expenses

Operating expenses were $129,143 for the three months ended March 31, 2015, compared to $291,989 for the three months ended March 31, 2014, representing a decrease of $162,846. The decrease in operating expenses occurred because the factory s idle since Feb 15, 2015.

Loss from Operations

Loss from operations were $144,021for the three months ended March 31, 2015, or approximately (200)% of net revenues, compared to $620,898 for the three months ended March 31, 2014, representing an decrease of $476,877. The decrease in loss from operations was primarily due to the factory s idle since Feb 15, 2015.

Other Expenses

Other income (expenses) were increased by approximately $16,870 to $2,755 for the three months ended March 31, 2015 from $(14,115)for the same period in 2014.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $139,754 for the three months ended March 31, 2015 compared to approximately $625,820 for the three months ended March 31, 2014, representing an decrease of $486,066or approximately 78%.

Liquidity and Capital Resources

Our financial position as of March 31, 2015 and December 31, 2014 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	March 31, 2015	December 31, 2014
Current Assets	$1,197,168	$1,231,433
Current Liabilities	$1,280,902	$1,127,398
Working Capital	$(83,734)	$104,035

Our working capital surplus decreased from $104,035at December 31, 2014 to $(83,734) at March 31, 2015, primarily as a result of decreases in cash and cash equivalents, accounts receivable, inventory, amounts due from related parties, prepayments, and decreases in accounts payable, accrued expenses, construction payable, and obligation under capital lease, partially offset by increases in other receivables and advances to suppliers.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Net cash used in operating activities	$606,142	$534,750
Net cash used in investing activities	$0	$157,654
Net cash provided by financing activities	$174,210	$196,277
Net increase (decrease) in Cash and Cash Equivalents during the period	$27,480	$(508,106)
Cash and Cash Equivalents, beginning of period	$208,922	$3,186,590
Cash and Cash Equivalents, end of period	$236,402	$2,678,484

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2015 was $606,142, representing an increase of $71,392 compared to net cash flow used in operating activities of $534,750 during the three months ended March 31, 2014. The increase in the cash used in operating activities was primarily due to current period loss and increases in account receivable, other receivables, and advance to suppliers, partially offset by the decrease in inventory, prepayments, accounts payables, and accrued expenses.

Investing Activities

Net cash flow used in investing activities during the three months ended March 31, 2015 was $0, which was a decrease of $157,654, compared to net cash used in investing activities of $157,654 during the three months ended March 31, 2014. The decrease in the cash used in investing activities was primarily due to a decrease during the first quarter of 2015 in payments for construction-in-progress, partially offset by a concurrent increase in cash used for the acquisition of property and equipment.

Financing Activities

Net cash flow provided by financing activities during the three months ended March 31, 2015 was $ 174,210 which representing a decrease of $22,067, compared to net cash provided by financing activities of $196,277 during the three months ended March 31, 2014. The decrease in the cash provided by financing activities was primarily attributable to the decrease in amounts due to related party, which is partially offset by a net decrease of principal payments under capital lease obligations.

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

Exchange Gain (Loss):

During the three months ended March 31, 2015 and 2014, the transactions of TransAKT Holdings Limited, TransAKT Taiwan Limited, Vegfab Agricultural Technology Co., Ltd., and TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in New Taiwan Dollar (NTD) and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Subsequent Events

We have evaluated all events or transactions that occurred after March 31, 2015 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $139,754 and $625,820 during the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of $21,653,977 and $21,514,222 as of March 31, 2015 and December 31, 2014, respectively.

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

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2)Due to recurring losses from operations and in order to conserve operating resources, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory; (3) We aim to establish a smaller vegetable factory for demonstration purpose, although no definitive arrangements or plans have been made in this regard; (4) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue in 2015; (5) Relocate our primary business unit to Hong Kong, responsible for the development of our marketing efforts in china. (6) Cooperate with local partners in the Guangdong province to research and develop new products; (7) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

We have sustained operating losses before income tax of $(141,266) for the period ended March 31, 2015. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $606,142 for the period ended March 31, 2015, and cash flow used in operations of $534,750 for the period ended March 31, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At May 20, 2015, we had 613,447,306 common shares outstanding. As of May 20, 2015, we have 45,000,000 shares of our common stock available for issuance under our stock option plan.

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

TRANSAKT LTD.
(Registrant)

Dated:	May 20, 2015	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 20, 2015	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)