Form 10-Q/A
period 2015-03-31
TRANSAKT LTD.
filed 2015-06-08
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

613,447,306 common shares issued and outstanding as of May 20, 2015

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended March 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2015 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment also includes certain incidental corrections to calculation errors contained in the CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS presented in the Form 10-Q.  This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Sales, net	$71,658	$109,007
Cost of sales	86,536	437,916

Gross profit	(14,878)	(328,909)
Selling, general and administrative expenses	129,143	291,989
Impairment loss on fixed assets	-	-
Impairment loss on goodwill	-	-
Loss from operations	(144,021)	(620,898)
Other income (expense)
Interest income	48	96
Interest expense	(38)	(1,475)
Loss from investments	-	-
Loss from disposal of subsidiary	-	-
Currency exchange gain (loss)	1,205	(12,736)
Gain on disposal of fixed assets	-	-
Other income	1,539	-
Total other income (expenses)	2,754	(14,115)
Loss before income taxes	(141,267)	(635,013)
Provision for income taxes expense (benefit)	-	-
Net loss	(141,267)	(635,013)
Net gain (loss) attributable to non-controlling interest	(1,512)	(9,193)
Net loss attributable to TRANSAKT LTD.	$(139,755)	$(625,820)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	568,447,306	568,447,306

Other Comprehensive Income (Loss)
Net loss	$(141,267)	$(635,013)
Foreign currency translation adjustment	(39,666)	(51,042)
Comprehensive income (loss)	(180,933)	(686,055)
Comprehensive income (loss) attributable to the non-controlling interest	1,512	9,196
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(179,421)	$(676,859)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss available to common stockholders	$(139,755)	$(625,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(1,512)	(9,193)
Gain on disposal of assets	-	-
Impairment loss on fixed assets	-	-
Depreciation expense	-	104,001
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(3,948)	(769)
Decrease (Increase) in other receivable	25,741	(28,076)
Decrease (Increase) in inventory	(494,506)	3,805
Decrease (Increase) in advance to suppliers	(1,405)	(127,280)
Decrease (Increase) in prepayments	(158,587)	333,548
Decrease (Increase) in deposits	(8,349)	(297)
Increase (Decrease) in accounts payable and accrued expenses	(65,464)	(184,669)
Increase (Decrease) in customer deposits	238,618	-
Net cash used in operating activities	(609,167)	(534,750)

Cash flows from investing activities
Restricted cash	-	-
Acquisition of property and equipment	-	(11,855)
Payment for factory construction	-	(145,799)
Net cash used in investing activities	-	(157,654)

Cash flows from financing activities
Principal payments under capital lease obligations	-	(18,343)
Net proceeds of short-term loans from shareholders	174,210	-
Due to related party	-	214,620
Net cash provided by financing activities	174,210	196,277
Effect of exchange rate changes on cash and cash equivalents	462,437	(11,979)
Net increase (decrease) in cash and cash equivalents	27,480	(508,106)
Cash and cash equivalents
Beginning	208,922	3,186,590
Ending	236,402	$2,678,484

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	$-
Interest expense	38	$1,475

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $139,755 and $625,820 during the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of $21,653,977 and $21,514,222 as of March 31, 2015 and December 31, 2014, respectively.

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

We incurred a net loss attributable to common stockholders of $139,755 and $625,820 during the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of $21,653,977 and $21,514,222 as of March 31, 2015 and December 31, 2014, respectively. In addition, we expect to incur an operating loss in the 2015 fiscal year.

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

Cash Requirements

We used cash in operations of $609,167 for the three months ended March 31, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and market our products effectively.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Our operating results for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2015	March 31, 2014
	($)	($)
Operating revenues	71,658	109,007
Operating costs and expenses	215,679	729,905
Loss from operations	144,021	620,898
Other expenses	(2,754)	14,115
Provision for income taxes expense (benefit)	-	-
Net loss	141,267	635,013
Net loss attributable to noncontrolling interest	(1,512)	(9,193)
Net loss attributable to TRANSAKT LTD.	139,755	625,820

Net loss per share (basic and diluted)	0.00	0.00

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

Other Expenses

Other income (expenses) were increased by approximately $16,870 to $2,754 for the three months ended March 31, 2015 from $(14,115)for the same period in 2014.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $139,755 for the three months ended March 31, 2015 compared to approximately $625,820 for the three months ended March 31, 2014, representing an decrease of $486,065 or approximately 78%.

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

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Net cash used in operating activities	$609,167	$534,750
Net cash used in investing activities	$0	$157,654
Net cash provided by financing activities	$174,210	$196,277
Net increase (decrease) in Cash and Cash Equivalents during the period	$27,480	$(508,106)
Cash and Cash Equivalents, beginning of period	$208,922	$3,186,590
Cash and Cash Equivalents, end of period	$236,402	$2,678,484

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2015 was $609,167, representing an increase of $74,417 compared to net cash flow used in operating activities of $534,750 during the three months ended March 31, 2014. The increase in the cash used in operating activities was primarily due to current period loss and increases in account receivable, other receivables, and advance to suppliers, partially offset by the decrease in inventory, prepayments, accounts payables, and accrued expenses.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $139,755 and $625,820 during the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of $21,653,977 and $21,514,222 as of March 31, 2015 and December 31, 2014, respectively.

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

We have sustained operating losses before income tax of $(141,267) for the period ended March 31, 2015. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $609,167 for the period ended March 31, 2015, and cash flow used in operations of $534,750 for the period ended March 31, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and market our products effectively.

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

TRANSAKT LTD.
(Registrant)

Dated:	June 8, 2015	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	June 8, 2015	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)