Form 10-Q
period 2015-06-30
TRANSAKT LTD.
filed 2015-08-17
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

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

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ]
Non-accelerated filer [ ]		Smaller reporting company [X]

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

613,447,306 common shares issued and outstanding as of Aug 14, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2014.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$235,006	$208,922
Restricted cash	-	628
Accounts receivable, net
Trade, net	589,330	63,773
Related parties	-	389,985
Other receivable, net	-	26,899
Inventory	-	61,639
Advance to suppliers	-	113,924
Due from related parties	-	285,365
Prepayments	-	80,298
Total Current Assets	824,336	1,231,433
Property & equipment, net	-	-
Deposits	-	32,029

Total Assets	$824,336	$1,263,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$187,117	$932,638
Accrued expenses	28,739	116,647
Construction payable	-	75,201
Loan payable to related party	874	2,912
Due to related parties	191,033	-
Total Current Liabilities	407,763	1,127,398

Total liabilities	407,763	1,127,398

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(21,293,651)	(21,514,222)
Other comprehensive income	(437,627)	(484,635)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at June 30, 2015 and December 31, 2014, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	416,573	148,994
Non-controlling interest	-	(12,930)
Total Equity	416,573	136,064

Total Liabilities and Equity	$824,336	$1,263,462

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales, net	$81,145	$221,604	$81,145	$112,597
Cost of sales	72,145	950,071	72,145	512,155

Gross profit	9,000	(728,467)	9,000	(399,558)
Selling, general and administrative expenses	108,055	490,214	60,153	198,225
Impairment loss on fixed assets	-	-	-	-
Impairment loss on goodwill	-	-	-	-
Loss from operations	(99,055)	(1,218,681)	(51,153)	(597,783)
Other income (expense)
Interest income	-	191	-	95
Interest expense	(38)	(2,410)	-	(935)
Loss from investments	-	-	-	-
Loss from disposal of subsidiary	283,275	-	283,275	-
Currency exchange gain (loss)	290	(3,611)	(915)	9,125
Gain on disposal of fixed assets		6,069	-	6,069
Other income	36,099	-	36,099	-
Total other income (expenses)	319,626	239	318,459	14,354
Loss before income taxes	220,571	(1,218,442)	267,306	(583,429)
Provision for income taxes expense (benefit)	-	-	-	-
Net loss	220,571	(1,218,442)	267,306	(583,429)
Net gain (loss) attributable to non- controlling interest	-	1,722	-	10,915
Net loss attributable to TRANSAKT	$220,571	$(1,220,164)	$267,306	$(594,344)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	$613,447,306	$568,447,306	$613,447,306	$568,447,306

Other Comprehensive Income (Loss)
Net loss	$220,571	$(1,218,442)	$267,306	$(583,429)
Foreign currency translation adjustment	47,008	(416,075)	7,342	(365,033)
Comprehensive income (loss)	267,579	(1,634,517)	274,648	(948,462)
Comprehensive income (loss) attributable to the non-controlling interest		1,725		10,921
Comprehensive income (loss) attributable to TRANSAKT LTD.	$267,579	$(1,636,242)	$274,648	$(959,383)

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended	Six Months Ended

	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net loss available to common stockholders	$220,571	$(1,220,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	1,722
Gain on disposal of assets	-	(6,069)
Impairment loss on fixed assets	-	-
Depreciation expense	-	196,267
Gain on long-term investment	(283,275)	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(525,557)	(30,477)
Decrease (Increase) in other receivable	26,899	(28,152)
Decrease (Increase) in inventory	61,639	(12,547)
Decrease (Increase) in advance to suppliers	113,924	(115,920)
Decrease (Increase) in prepayments	80,298	48,047
Decrease (Increase) in deposits	32,029	(3,610)
Increase (Decrease) in accounts payable and accrued expenses	(908,630)	(394,070)
Increase (Decrease) in customer deposits	-	235
Net cash used in operating activities	(1,182,102)	(1,564,738)

Cash flows from investing activities
Restricted cash	(628)	-
Acquisition of property and equipment	-	(98,807)
Cash received from disposal of fixed assets	-	24,925
Payment for factory construction	-	(116,263)
Net cash used in investing activities	(628)	(190,145)

Cash flows from financing activities
Principal payments under capital lease obligations	-	(37,334)
Net proceeds of short-term loans from shareholders	-	-
Due to related party	191,033	443,401
Net cash provided by financing activities	191,033	406,067
Effect of exchange rate changes on cash and cash equivalents	1,017,781	(374,051)
Net increase (decrease) in cash and cash equivalents	26,084	(1,722,867)
Cash and cash equivalents
Beginning	208,922	3,186,590
Ending	235,006	$1,463,723

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	$-
Interest expense	38	$2,410

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

On July 26, 2012, the Company acquired 100% equity of Vegfab Agricultural Technology Co. Ltd. ( “Vegfab”), a company incorporated under the laws of the Republic of China (“ROC, Taiwan”). Vegfab was mainly engaged in selling agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems.

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

On October 30, 2013, Million Talented Ltd., a third party, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operation until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business. On May 6, 2015, the Company acquired the remaining 40% of the TransAKT H.K. from Million Talented Ltd. As such, TransAKT H.K. became our wholly-owned subsidiary and our primary business unit.

On June 30, 2015, the Company’s wholly owned subsidiary, TransAKT Taiwan Ltd., entered into a Share Transfer Agreement among Vegfab Agricultural Technology Co. Ltd. and a third party pursuant to which the third party acquired 100% of of Vegfab Agricultural Technology Co. Ltd. in consideration of $100,000. Vegfab Agricultural Technology Co. Ltd. was the sole material asset of TransAKT Taiwan Ltd. and its parent company (and subsidiary of the Company), TransAKT Holdings Ltd., a Turks and Caicos company. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with the Company’s former President, Chief Executive Officer and Director, the Company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to the former (non-affiliated) officer and director in consideration of $100,000. All intercompany debts between TransAKT Holdings Ltd. and the formerly affiliated companies were cancelled as a result of the transaction.

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT (BVI) Limited and its wholly owned subsidiaries TransAKT Bio Agritech Ltd.,collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Going Concern

The Company has incurred a net profit or loss attributable to common stockholders of $220,571 and $(1,220,164) during the six months ended June 30, 2015 and 2014, respectively, and had an accumulated deficit of $21,293,651 and $21,514,222 as of June 30, 2015 and December 31, 2014, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2015, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the six months ended June 30, 2015 and 2014, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from HKD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $30,459 as of June 30, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

In February 18, 2015, FASB issued ASU 2015-02—Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to re-evaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For non-public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2015 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party purchases

During the six months ended June 30, 2015, the Company purchased wholesale products for resale from Guangdong Dongrong Metal Products, Co., Ltd., a company owned by a relative of our director and major shareholder. The aggregate amount of the purchases was $72,145.

Due to/ from related parties

The Company’s officer and shareholder has advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2015, there were $191,033 advances outstanding.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
Machine and equipment	$-	$273,789
Furniture and fixtures	-	23,455
Leasehold improvements	-	-
Total cost	-	297,244
Accumulated depreciation	-)	(297,244)
	$-	$-

Depreciation expenses were $0 and $196,267 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 4 - COMMITTMENTS

Operating Leases

The Company leased various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $2,078 and $74,840 for the six months ended June 30, 2015 and 2014, respectively.

Effective June 30, 2015, the Company sold its subsidiaries, Transakt Taiwan Ltd.,Vegfab Agricultural Technology Co. Ltd., and TransAKT Holdings Ltd. (Turks & Caicos), which held the leases.As a result of the sale the Company has no further lease commitments.

NOTE 5 – SHARE-BASED COMPENSATION

On April 19, 2013, the Company granted to a consultant of the Company options to purchase 1,000,000 of the Company’s common stock for services performed for the Company, at an exercise price of $0.03 per share. The options have a five-year contractual term and are vested at the date of grant.

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

Options issued and outstanding as of June 30, 2015 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2015	- $	-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of June 30, 2015	1,000,000	0.03	2.75
Exercisable as of June 30, 2015	1,000,000	0.03	2.75
Vested and expected to vest	1,000,000	0.03	2.75

As of December 31, 2013, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 6 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company purchased a 60% controlling equity interest in a subsidiary, TransAKT BIO Agritech Ltd.. On May 6, 2015, the Company acquired the remaining 40% of TransAKT BIO Agritech Ltd. from Million Talented Ltd. As such, TransAKT BIO Agritech Ltd. became a wholly-owned subsidiary of the Company, and our primary business. The non-controlling interest consisted of the following:

	June 30, 2015	December 31, 2014
Beginning Balance	$-	$(10,244)
Formation of subsidiary	-	-
Net income/ (loss) attributed to non-controlling interest		(2,170)
Other comprehensive income attributable to non-controlling interest	-	(516)
Acquisition of minority interest	-
	$-	$(12,930)

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean TransAKT Ltd., a Nevada corporation, and our wholly owned subsidiary, TransAKT Bio Agritech Ltd., in Hong Kong (S.A.R), unless otherwise indicated.

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

On October 30, 2013, Million Talented Ltd., a third party, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operations until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business. On May 6, 2015, the Company acquired the remaining 40% of the TransAKT H.K. from Million Talented Ltd. As such, The Company wholly owned its subsidiary of TransAKT BIO Agritech Ltd. And it becomes our primary business unit.

On June 30,2015, our wholly owned subsidiary, TransAKT Taiwan Ltd., entered into a Share Transfer Agreement among Vegfab Agricultural Technology Co. Ltd. and Miss. Peng YuChi pursuant to which Miss Peng acquired 100% of the issued and outstanding securities of Vegfab Agricultural Technology Co. Ltd. in consideration of $100,000. There are no material relationships between Peng YuChi and our company and its affiliates .

Vegfab Agricultural Technology Co. Ltd. was the sole material asset of TransAKT Taiwan Ltd. and its parent company (and our subsidiary), TransAKT Holdings Ltd., a Turks and Caicos company. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with James Wu, our company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to Mr. Wu for a consideration of $100,000 .. Mr. Wu served as our President, Chief Executive Officer, and Director from October 25, 2004 until March 12, 2015 and is also a non-affiliated shareholder of our company.

Following the sale of Vegfab Agricultural Technology Co. Ltd., TransAKT Taiwan Ltd., and TransAKT Holdings Ltd. in the above described transactions, our sole remaining subsidiaries are TransAKT (BVI) Ltd., and its wholly owned subsidiary, TransAKT Bio Agritech Ltd., a Hong Kong (S.A.R) corporation. It is the primary business unit of TransAKT Ltd.

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

As a result of our sale of HTT, Vegfab Agricultural Technology Co. Ltd. became our primary business unit.

We incurred a net profit or loss attributable to common stockholders of $220,571 and $(1,220,164) during the six months ended June 30, 2015 and 2014, respectively, and had an accumulated deficit of $21,293,651 and $21,514,222 as of June 30, 2015 and December 31, 2014, respectively. In addition, we expect to incur an operating loss in the 2015 fiscal year.

Due to recurring losses from operations, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory. Consequently our management decided to sell Vegfab Agricultural Technology Co. Ltd. to a third party. On June 30,2015, our wholly owned subsidiary, TransAKT Taiwan Ltd., entered into a Share Transfer Agreement among. and Miss. Peng YuChi pursuant to which Miss Peng acquired 100% of the issued and outstanding securities of Vegfab Agricultural Technology Co. Ltd. in consideration of $100,000. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with James Wu, our company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to Mr. Wu for a consideration of $100,000 . Mr. Wu served as our President, Chief Executive Officer, and Director from October 25, 2004 until March 12, 2015and is also a non-affiliated shareholder of our company.

Following the sale of Vegfab Agricultural Technology Co. Ltd., TransAKT Taiwan Ltd., and TransAKT Holdings Ltd. in the above described transactions, our core business strategy would be focused on mainland China which will be carried out by TransAKT BIO Agritech Ltd. A wholly owned subsidiary of our Company. We are looking for any opportunities to acquire profitable business and assets in China, mainly in Guangdong province. In the meantime, we continue actively seeking additional funding opportunities to support our acquisition and sustain our operation.

Cash Requirements

We used cash in operations of $1,182,102 for the six months ended June 30, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and market our products effectively.

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

As of June 30, 2015, we will require additional financing of approximately $1,100,000 to execute our business strategy for fiscal 2015. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Our operating results for the three months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months ended	Three Months ended
	June 30, 2015	June 30, 2014
	($)	($)
Operating revenues	81,145	112,597
Operating costs and expenses	132,298	710,380
Profit (Loss) from operations	(51,153)	(597,783)
Other income(expenses)	318,459	14,354
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	267,306	(583,429)
Net profit(loss) attributable to non-controlling interest	-	10,915
Net profit(loss) attributable to TRANSAKT LTD.	267,306	(594,344)

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $31,452 or approximately 28% from $112,597 for the three months ended June 30, 2014 to $81,145 for the three months ended June 30, 2015. The decrease in net revenues was primarily due to the closed down of the plant factory on February 15,2015.The only sales revenue for the second quarter was planting equipment shipped to Singapore. Cost of sales for the three months ended June 30, 2015 totaling $72,145, Gross profit as a percentage of net revenues was 11% for the three month ended June 30, 2015.

Operating Expenses

Operating expenses were $60,153for the three months ended June 30, 2015, compared to $198,225 for the three months ended June 30, 2014, representing a decrease of $138,072. The decrease in operating expenses occurred because the closed down of the factory since Feb 15, 2015.

Loss from Operations

Loss from operations were $51,153 for the three months ended June 30, 2015, or approximately 63% of net revenues, compared to $597,783 for the three months ended June 30, 2014, representing a decrease of $546,630 The decrease in loss from operations was primarily due to the closed down of the plant factory on Feb 15, 2015.

Other Income or Expenses

Other income or expenses were increased by approximately $304,105 to $318,459 for the three months ended June 30, 2015 from $14,354 for the same period in 2014. The decrease was due to the disposal of subsidiary during the period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net profit attributable to the Company’s common stockholders of approximately $267,306 for the three months ended June 30, 2015 compared to loss approximately $594,344 for the three months ended June 30, 2014.

Results of Operations for the six Months Ended June 30, 2015 and 2014

Our operating results for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months ended	Six Months ended
	June 30, 2015	June 30, 2014
	($)	($)
Operating revenues	81,145	221,604
Operating costs and expenses	180,200	1,440,285
Profit (loss) from operations	(99,055)	(1,218,681)
Other income(expenses)	319,626	239
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	220,571	(1,218,442)
Net gain( loss) attributable to non-controlling interest	-	1,722
Net gain( loss) attributable to TRANSAKT LTD.	220,571	(1,220,164)

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $140,459 or approximately 63% from $221,604 for the six months ended June 30, 2014 to $81,145 for the six months ended June 30, 2015. The decrease in net revenues was primarily due to the closed down of the plant factory on February 15,2015.The only sales revenue for the first half of the year was planting equipment shipped to Singapore. Cost of sales for the six months ended June 30, 2015 was $72,145.Gross profit as a percentage of net revenues was 11% for the six month ended June 30, 2015.

Operating Expenses

Operating expenses were $108,055for the six months ended June 30, 2015, compared to $490,214 for the six months ended June 30, 2014, representing a decrease of $382,159. The decrease in operating expenses occurred because the closed down of the factory since Feb 15, 2015.

Loss from Operations

Loss from operations were $99,055 for the six months ended June 30, 2015, or approximately 122% of net revenues, compared to $1,218,681 for the six months ended June 30, 2014, representing a decrease of $1,119,626 .The decrease in loss from operations was primarily due to the closed down of the plant factory on Feb 15, 2015.

Other Income or Expenses

Other income were increased by approximately $319,387 to $319,626 for the six months ended June 30, 2015 from income of $239 for the same period in 2014. The increase was due to the disposal of subsidiary during the period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net profit attributable to the Company’s common stockholders of approximately $220,571 for the six months ended June 30, 2015 compared to loss approximately $1,220,164 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our financial position as of June 30, 2015 and December 31, 2014 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	June 30, 2015	December 31, 2014
Current Assets	$824,336	$1,231,433
Current Liabilities	$407,763	$1,127,398
Working Capital	$416,573	$104,035

Our working capital surplus increased from $104,035at December 31, 2014 to $416,573 at June 30, 2015, primarily as a result of decreases in cash and cash equivalents, accounts receivable, inventory, amounts due from related parties, prepayments, and decreases in accounts payable, accrued expenses, construction payable, and obligation under capital lease, partially offset by increases in other receivables and advances to suppliers, and amounts due to related parties.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2015	June 30, 2014
Net cash used in operating activities	$(1,182,102)	$(1,564,738)
Net cash used in investing activities	$(628)	$190,145
Net cash provided by financing activities	$191,033	$406,067
Net increase (decrease) in Cash and Cash Equivalents during the period	$26,084	$(1,722,867)
Cash and Cash Equivalents, beginning of period	$208,922	$3,186,590
Cash and Cash Equivalents, end of period	$235,006	$1,463,723

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2015 was $1,182,102, representing a decrease of $382,636 compared to net cash flow used in operating activities of $1,564,738 during the six months ended June 30, 2014. The decrease in the cash used in operating activities was primarily due to the disposal of subsidiary during the period.

Investing Activities

Net cash flow used in investing activities during the six months ended June 30, 2015 was $628, which was a decrease of $189,517, compared to net cash used in investing activities of $190,145 during the six months ended June 30, 2014. The decrease in the cash used in investing activities was primarily due to the disposal of subsidiary during the period.

Financing Activities

Net cash flow provided by financing activities during the six months ended June 30, 2015 was $ 191,033 which representing a decrease of $215,034, compared to net cash provided by financing activities of $406,067 during the six months ended June 30, 2014. The decrease in the cash provided by financing activities was primarily attributable to the increase in amounts due to related party.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT (BVI) Ltd. And its wholly owned subsidiary TransAKT BIO Agritech Ltd., collectively referred to within as our company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Exchange Gain (Loss):

During the six months ended June 30, 2015 and 2014, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from HKD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $30,459 as of June 30, 2015 and December 31, 2014 respectively

Inventory

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Subsequent Events

We have evaluated all events or transactions that occurred after June 30, 2015 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net profit attributable to common stockholders of $220,571 and loss of $1,220,164 during the six months ended June 30, 2015 and 2014, respectively, and had an accumulated deficit of $21,293,651and $21,514,222 as of June 30, 2015 and December 31, 2014, respectively.

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

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses;(2) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue in 2015; (3) Relocate our primary business unit to Hong Kong, responsible for the development of our marketing efforts in china. (4) Cooperate with local partners in the Guangdong province to research and develop new products; (5) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

We have an accumulated operating losses of $21,293,651. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

We have a limited operating history and are still proving the viability of our products and business model, and thus, we may be unable to sustain operations and you may lose your entire investment.

During fiscal 2012, we abandoned our VWAP and VoIP product lines and adopted the business of our then subsidiary, Vegfab Agricultural Technology Co. Ltd. Vegfab was mainly engaged in the operation of an indoor plant factory, and the sale of agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems. Due to recurring losses from operations, effective February 15, 2015, our management permanently idled Vegfab’s plant factory and, consequently, sold Vegfab. to a third party. Currently, our primary business is the sale, research and development of indoor agricultural technology through our wholly owned subsidiary, TransAKT Bio Agritech Ltd. We are still adding to our product line and are in the process of proving the viability of our products and business model. If we are unable to prove our business model or the viability of our products, we may not be able to sustain operations and our ability to raise additional funding may be jeopardized.

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

Cash flow used in operations of $1,182,102for the period ended June 30, 2015, and cash flow used in operations of $1,505,966 for the period ended June 30, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At Aug 14, 2015, we had 613,447,306 common shares outstanding. As of Aug 14, 2015, we have 45,000,000 shares of our common stock available for issuance under our stock option plan.

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

TRANSAKT LTD.
(Registrant)

Dated: Aug 14, 2015	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: Aug 14, 2015	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)