Form 10-Q
period 2015-09-30
TRANSAKT LTD.
filed 2015-11-12
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

613,447,306 common shares issued and outstanding as of November 12, 2015

1

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2014.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

2

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$169,907	$208,922
Restricted cash	-	628
Accounts receivable, net
Trade, net	-	63,773
Related parties	-	389,985
Other receivable, net	-	26,899
Inventory	-	61,639
Advance to suppliers	-	113,924
Due from related parties	-	285,365
Prepayments	6,583	80,298
Total Current Assets	176,490	1,231,433
Property & equipment, net	-	-
Deposits	-	32,029

Total Assets	$176,490	$1,263,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$211	$932,638
Accrued expenses	28,739	116,647
Construction payable	-	75,201
Loan payable to related party	-	2,912
Due to related parties	191,000	-
Total Current Liabilities	219,950	1,127,398

Total liabilities	219,950	1,127,398

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(21,753,656)	(21,514,222)
Other comprehensive income	(437,655)	(484,635)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at September 30, 2015 and December 31, 2014, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	(43,460)	148,994
Non-controlling interest	-	(12,930)
Total Equity	(43,460)	136,064

Total Liabilities and Equity	$176,490	$1,263,462

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine	Nine	Three	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2015	30, 2014	30, 2015	30, 2014

Sales, net	$81,145	$334,459	$-	$112,855
Cost of sales	72,145	1,411,217	-	461,146

Gross profit	9,000	(1,076,758)	-	(348,291)
Selling, general and administrative expenses	166,510	662,290	58,455	172,076
Impairment loss on fixed assets	-	-	-	-
Impairment loss on goodwill	-	-	-	-
Loss from operations	(157,510)	(1,739,048)	(58,455)	(520,367)
Other income (expense)
Interest income	-	325	-	134
Interest expense	(38)	(3,131)	-	(721)
Loss from investments	-	-	-	-
Gain (Loss) from disposal of subsidiary	(118,275	-	(401,550)	-
Currency exchange gain (loss)	290	(897)	-	2,714
Gain on disposal of fixed assets		6,082	-	13
Other income (expenses)	36,099	(31)	-	(31)
Total other income (expenses)	(81,924)	2,348	(401,550)	2,109
Loss before income taxes	(239,434)	(1,736,700)	(460,005)	(518,258)
Provision for income taxes expense (benefit)	-	-	-	-
Net loss	(239,434)	(1,736,700)	(460,005)	(518,258)
Net gain (loss) attributable to non-controlling interest	-	(4,242)	-	(5,964)
Net loss attributable to TRANSAKT	$(239,434)	$(1,732,458)	$(460,005)	$(512,294)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:

Basic and diluted	$613,447,306	$568,447,306	$613,447,306	$568,447,306

Other Comprehensive Income (Loss)
Net loss	$(239,434)	$(1,736,700)	$(460,005)	$(518,258)
Foreign currency translation adjustment	46,980	(493,274)	(28)	(77,199)
Comprehensive income (loss)	(192,454)	2,229,974)	(460,033)	(595,457)

Comprehensive income (loss) attributable to the non-controlling interest		(4,235)		(5,960)
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(192,454)	$(2,225,739)	$(460,033)	$(589,497)

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended	Nine Months Ended

	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss available to common stockholders	$(239,434)	$(1,732,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	(4,242)
Gain on disposal of assets	-	(6,082)
Impairment loss on fixed assets	-	-
Depreciation expense	-	329,312
Loss on long-term investment	118,275	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	63,773	(26,065)
Decrease (Increase) in other receivable	26,899	(28,212)
Decrease (Increase) in inventory	61,639	(3,727)
Decrease (Increase) in advance to suppliers	113,924	(561,651)
Decrease (Increase) in prepayments	73,715	294,878
Decrease (Increase) in deposits	32,029	(3,817)
Increase (Decrease) in accounts payable and accrued expenses	(1,095,536)	(376,831)
Increase (Decrease) in customer deposits	-	634
Net cash used in operating activities	(844,716)	(2,118,261)

Cash flows from investing activities
Restricted cash	(628)	-
Acquisition of property and equipment	-	(99,016)
Cash received from disposal of fixed assets	-	24,977
Payment for factory construction	-	(116,509)
Net cash used in investing activities	(628)	(190,548)

Cash flows from financing activities
Principal payments under capital lease obligations	-	(56,297)
Net proceeds of short-term loans from shareholders	-	-
Due to related party	191,000	383,929
Net cash provided by financing activities	191,000	327,632
Effect of exchange rate changes on cash and cash equivalents	615,329	(430,508)
Net increase (decrease) in cash and cash equivalents	(39,015)	(2,411,685)
Cash and cash equivalents
Beginning	208,922	3,186,590
Ending	169,907	$774,905

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	$-
Interest expense	38	$3,131

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Going Concern

The Company has incurred a net profit( loss) attributable to common stockholders of $(239,434) and $(1,732,458) during the nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of $21,753,656 and $21,514,222 as of September 30, 2015 and December 31, 2014, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2015, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in the coming future and cooperate with local partners in the Guangdong province to research and develop new products; (3) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2015 and 2014, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from HK dollar into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $30,459 as of September 30, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

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

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 about Intangibles-Goodwill and Other-Internal-Use Software. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued these financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party purchases

During the nine months ended September 30, 2015, the Company purchased wholesale products for resale from Guangdong Dongrong Metal Products, Co., Ltd., a company owned by a relative of our director and major shareholder. The aggregate amount of the purchases was $72,145.

Due to/ from related parties

The Company’s officer and shareholder has advanced funds to the Company for working capital purpose. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2015, there were $191,000 advances outstanding.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30, 2015	December 31, 2014
Machine and equipment	$-	$273,789
Furniture and fixtures	-	23,455
Leasehold improvements	-	-
Total cost	-	297,244
Accumulated depreciation	-	(297,244)
	$-	$-

Depreciation expenses were $0 and $329,312 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 4 - COMMITMENTS

Operating Leases

The Company leased various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $2,078 and $104,511 for the nine months ended September 30, 2015 and 2014, respectively.

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

Options issued and outstanding as of September 30, 2015 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2015	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of September 30, 2015	1,000,000	0.03	2.50
Exercisable as of September 30, 2015	1,000,000	0.03	2.50
Vested and expected to vest	1,000,000	0.03	2.50

As of December 31, 2013, the aggregate intrinsic value of options outstanding was $56,643.

NOTE 6 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company purchased a 60% controlling equity interest in a subsidiary, TransAKT BIO Agritech Ltd. On May 6, 2015, the Company acquired the remaining 40% of TransAKT BIO Agritech Ltd. from Million Talented Ltd. As such, TransAKT BIO Agritech Ltd. became a wholly-owned subsidiary of the Company, and our primary business. The non-controlling interest consisted of the following:

	September 30, 2015	December 31, 2014
Beginning Balance	$(12,930)	$(10,244)
Formation of subsidiary	-	-
Net income/ (loss) attributed to non-controlling interest		(2,170)
Other comprehensive income attributable to non-controlling interest	-	(516)
Acquisition of minority interest	12,930
	$-	$(12,930)

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

Vegfab Agricultural Technology Co. Ltd. was the sole material asset of TransAKT Taiwan Ltd. and its parent company (and our subsidiary), TransAKT Holdings Ltd., a Turks and Caicos company. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with James Wu, our company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to Mr. Wu for a consideration of $100,000. Mr. Wu served as our President, Chief Executive Officer, and Director from October 25, 2004 until March 12, 2015 and is also a non-affiliated shareholder of our company.

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

We incurred a net profit (loss) attributable to common stockholders of $(239,434) and $(1,732,458) during the nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of $21,753,656 and $21,514,222 as of September 30, 2015 and December 31, 2014, respectively. In addition, we expect to incur an operating loss in the 2015 fiscal year.

Due to recurring losses from operations, effective February 15, 2015, our management has permanently idled Vegfab’s plant factory. Consequently our management decided to sell Vegfab Agricultural Technology Co. Ltd. to a third party. On June 30,2015, our wholly owned subsidiary, TransAKT Taiwan Ltd., entered into a Share Transfer Agreement with Miss. Peng YuChi pursuant to which Miss Peng acquired 100% of the issued and outstanding securities of Vegfab Agricultural Technology Co. Ltd. in consideration of $100,000. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with James Wu, our company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to Mr. Wu for a consideration of $100,000 . Mr. Wu served as our President, Chief Executive Officer, and Director from October 25, 2004 until March 12, 2015and is also a non-affiliated shareholder of our company.

Following the sale of Vegfab Agricultural Technology Co. Ltd., TransAKT Taiwan Ltd., and TransAKT Holdings Ltd. in the above described transactions, our core business strategy will focus on mainland China and will be carried out by TransAKT BIO Agritech Ltd., a wholly owned subsidiary of our Company. We are looking for any opportunities to acquire profitable business and assets in China, mainly in Guangdong province. In the meantime, we continue actively seeking additional funding opportunities to support our acquisition and sustain our operations.

Cash Requirements

We used cash in operations of $844,716 for the nine months ended September 30, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and execute our business plan.

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

As of September 30, 2015, we will require additional financing of approximately $1,100,000 to execute our business strategy for fiscal 2015. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Our operating results for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months ended	Three Months ended
	September 30, 2015	September 30, 2014
	($)	($)
Operating revenues	-	112,855
Operating costs and expenses	58,455	633,222
Profit (Loss) from operations	(58,455)	(520,367)
Other income(expenses)	(401,550)	2,109
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	(460,005)	(518,258)
Net profit(loss) attributable to non-controlling interest	-	(5,964)
Net profit(loss) attributable to TRANSAKT LTD.	(460,005)	(512,294)

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $112,855 or approximately 100% from $112,855 for the three months ended September 30, 2014 to $0 for the three months ended September 30, 2015. The decrease in net revenues was primarily due to the closing of our plant factory on February 15,2015.

Operating Expenses

Operating expenses were $58,455for the three months ended September 30, 2015, compared to $633,222 for the three months ended September 30, 2014, representing a decrease of $574,767. The decrease in operating expenses resulted from the closing of our plant factory on February 15, 2015.

Loss from Operations

Loss from operations was $58,455 for the three months ended September 30, 2015, compared to $520,367 for the three months ended September 30, 2014, representing a decrease of $461,912 The decrease in loss from operations was primarily due to the cost reductions resulting from the closing of our plant factory on Feb 15, 2015.

Other Income or Expenses

Other income (expenses) decreased by approximately $403,659 to ($401,550) in expenses to for the three months ended September 30, 2015 from $2,109 in income recorded for the same period in 2014. The expenses increase was due to the $401,550 loss resulting from the disposal of our subsidiary combined with an absence of interest income and currency exchange gains during the most recent period .

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $460,005 for the three months ended September 30, 2015 compared to loss approximately $512,294 for the three months ended September 30, 2014.

Results of Operations for the nine Months Ended September 30, 2015 and 2014

Our operating results for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months ended	Nine Months ended
	September 30, 2015	September 30, 2014
	($)	($)
Operating revenues	81,145	334,459
Operating costs and expenses	238,655	2,073,507
Profit (loss) from operations	(157,510)	(1,739,048)
Other income(expenses)	(81,924)	2,348
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	(239,434)	(1,736,700)
Net gain( loss) attributable to non-controlling interest	-	(4,242)
Net gain( loss) attributable to TRANSAKT LTD.	(239,434)	(1,732,458)

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $253,314 or approximately 76% from $334,459 for the nine months ended September 30, 2014 to $81,145 for the nine months ended September 30, 2015. The decrease in net revenues was primarily due to the closing of our plant factory on February 15,2015.The only sales revenue for the period is attributed to the sale of planting equipment shipped to Singapore. Cost of sales for the nine months ended September 30, 2015 was $72,145.Gross profit as a percentage of net revenues was 11% for the nine months ended September 30, 2015.

Operating Expenses

Operating expenses were $166,510 for the nine months ended September 30, 2015, compared to $662,290 for the nine months ended September 30, 2014, representing a decrease of $495,780. The decrease in operating expenses resulted from closing of our plant factory on February 15, 2015.

Loss from Operations

Loss from operations was $157,510 for the nine months ended September 30, 2015, or approximately 194% of net revenues, compared to $1,739,048 for the nine months ended September 30, 2014, representing a decrease of $1,581,538 .The decrease in loss from operations resulted primarily from cost reductions flowing from the closing of our plant factory on February 15, 2015.

Other Income or Expenses

Other expenses increased by approximately $84,272 to $81,924 for the nine months ended September 30, 2015 from income of $2,348 for the same period in 2014. The increase was due to the disposal of our subsidiary during the period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $239,434 for the nine months ended September 30, 2015 compared to loss approximately $1,732,458 for the nine months ended September 30,2014, representing a decrease of $1,493,024 or approximately by 86%.The decrease of net loss attributable to the company was primary due to the cost reduced after the close down of the plant factory on February 15,2015.

Liquidity and Capital Resources

Our financial position as of September 30, 2015 and December 31, 2014 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	September 30, 2015	December 31, 2014
Current Assets	$176,490	$1,231,433
Current Liabilities	$219,950	$1,127,398
Working Capital	$(43,460)	$104,035

Our working capital surplus decreased from $104,035at December 31, 2014 to $(43,460) as at September 30, 2015, primarily as a result of decreases in cash and cash equivalents, accounts receivable, inventory, amounts due from related parties, prepayments, and decreases in accounts payable, accrued expenses, construction payable, and obligation under capital lease, partially offset by increases in other receivables and advances to suppliers, and amounts due to related parties.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Net cash used in operating activities	$(844,716)	$(2,118,261)
Net cash used in investing activities	$(628)	$(190,548)
Net cash provided by financing activities	$191,000	$327,632
Net increase (decrease) in Cash and Cash Equivalents during the period	$(39,015)	$(2,411,685)
Cash and Cash Equivalents, beginning of period	$208,922	$3,186,590
Cash and Cash Equivalents, end of period	$169,907	$774,905

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2015 was $844,716, representing a decrease of $1,273,545 compared to net cash flow used in operating activities of $2,118,261 during the nine months ended September 30, 2014. The decrease in the cash used in operating activities was primarily due to a $118,275 loss on long term investment from the disposal of our subsidiary (2014 - $0), a $63,773decrease in accounts receivable (2014 – increase of $28,212), a $1,095,536 decrease in accounts payable and accrued expenses (2014 - $376,831), a $113,924 decrease in advance to suppliers (2014 – increase is $561,651), a $73,715 decrease in prepayments (2014 - $294,878) and a $61,639 decrease in inventories during the period (2014 – increase of $3,727).

Investing Activities

Net cash flow used in investing activities during the nine months ended September 30, 2015 was $628, which was a decrease of $189,920, compared to net cash used in investing activities of $190,548 during the nine months ended September 30, 2014. The decrease in the cash used in investing activities during fiscal 2015 compared to fiscal 2014 resulted primarily from the absence during fiscal 2015 of cash used in the acquisition of property and equipment (2014 - $99,016) and factory construction (2014 - $116,509), and the absence of cash received from the disposal of fixed assets (2014 - $24,977).

Financing Activities

Net cash flow provided by financing activities during the nine months ended September 30, 2015 was $ 191,000 which represented a decrease of $136,632, compared to net cash provided by financing activities of $327,632 during the nine months ended September 30, 2014. The decrease in the cash provided by financing activities was primarily attributable to the corresponding decrease in amounts due to related parties offset by the absence of payments under capital lease obligations (2014 - $56,297) during fiscal 2015.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT (BVI) Ltd. and its wholly owned subsidiary TransAKT BIO Agritech Ltd., collectively referred to “our company”. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2015 and 2014, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in and Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $30,459 as of September 30, 2015 and December 31, 2014 respectively

Inventory

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

Reclassifications

The reclassifications have no impact on the Company’s 2014 Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements
The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

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

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 about Intangibles-Goodwill and Other-Internal-Use Software. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Subsequent Events

We have evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $239,434 and loss of $1,732,458 during the nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of $21,753,656and $21,514,222 as of September 30, 2015 and December 31, 2014, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2015, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses;(2) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to attempt to increase future sales revenue and cooperate with local partners in the Guangdong province to research and develop new products; (3) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

We have accumulated operating losses of $21,753,656. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $844,716for the period ended September 30, 2015, and cash flow used in operations of $2,118,261 for the period ended September 30, 2014. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,100,000 to sustain operations and market our products effectively.

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

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee which may compromise the management of our business.

Currently, we do not have an independent audit committee. Our Board of Directors functions as our audit committee and is comprised of four directors, two of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At November 12, 2015, we had 613,447,306 common shares outstanding. As of November 12, 2015, we have 45,000,000 shares of our common stock available for issuance under our stock option plan.

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

TRANSAKT LTD.
(Registrant)

Dated: November 12, 2015	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2015	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)