Form 10-K
period 2015-12-31
TRANSAKT LTD.
filed 2016-04-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-50392

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Unit 8, 3/F. Wah Yiu Industrial Centre, 30-32 Au Pui Wan St. Fotan,
Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 852-52389111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [  ]      No [X]

The aggregate market value of Common Stock held by non-restricted of the Registrant on June 30, 2015 was $14,488,587.45 based on a $0.03 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
613,447,306 common shares as of April 14, 2016.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean TransAKT Ltd., a Nevada corporation, and our wholly owned subsidiary, TransAKT Bio Agritech Ltd.in Hong Kong (S.A.R), unless otherwise indicated.

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

In October 2004, we purchased the existing business and certain assets of IP Mental Inc., a Taiwan-based Voice over Internet Protocol (“VoIP”) hardware and software provider. On November 15, 2006, we acquired Taiwan Halee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the marketplace by engaging in the design, development, manufacturing and sale of telecommunications equipment, including VoIP compatible telephone systems and multi-line cordless telephone systems.

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

On June 30, 2015, our wholly owned subsidiary, TransAKT Taiwan Ltd., entered into a Share Transfer Agreement among Vegfab Agricultural Technology Co. Ltd. and a third party pursuant to which the third party acquired 100% of of Vegfab Agricultural Technology Co. Ltd. in consideration of $100,000. Vegfab Agricultural Technology Co. Ltd. was the sole material asset of TransAKT Taiwan Ltd. and its parent company (and subsidiary of the Company), TransAKT Holdings Ltd., a Turks and Caicos company. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with the Company’s former President, Chief Executive Officer and Director, the Company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to the former (non-affiliated) officer and director in consideration of $100,000. All intercompany debts between TransAKT Holdings Ltd. and the formerly affiliated companies were cancelled as a result of the transaction.

Overview of our Operations

We began operations in 1997 and commercialized our first product line of wireless point-of-sale (“WPOS”) terminals in April 2003. With the use of cellular phones, these terminals allow merchants to accept payments anywhere, anytime. However, our WPOS terminals were discontinued due to changes in cellular phone regulations and limited acceptance in the marketplace. In October 2004, through the acquisition of the business and certain assets of IP Mental Inc., we entered the VoIP business. On November 15, 2006, we acquired Taiwan Halee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the VoIP marketplace by engaging in the design, development, manufacturing and sale of telecommunications equipment, including VoIP compatible telephone systems and multi-line cordless telephone systems.

Effective July 16, 2012, we acquired all outstanding securities of Vegfab Agricultural Technology Co. Ltd. (“Vegfab”), a Taiwanese corporation, With the acquisition of Vegfab we entered the business of manufacturing agricultural equipment used to grow a large variety of vegetables and fruit using simulated sunlight from LED lamps in a proprietary hydroponic system. Vegfab’s product line includes systems for commercial production and a home growing system which allows families to grow safe and clean fruit and vegetables in their own homes. Vegfab subsequently became engaged in the operation of a plant factory in Taiwan for the production of pesticide-free vegetables.

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

As a result of our sale of HTT, Vegfab Agricultural Technology Co. Ltd. became our primary business unit. However, due to recurring losses from operations and in order to conserve operating resources, our management decided to sell the Vegfab on June 30, 2015.

Subsequent to our sale of Vegfab, we continue to be engaged in the sale and distribution of indoor agricultural equipment, including lighting, irrigation and hydroponic growing systems. We purchase inventory from third party manufacturers and re-sell equipment to various indoor agricultural operators located in Asia. Our primary markets are Taiwain, Hong Kong, Mainland China, and Singapore.

We sustained operating losses of $302,934 and $7,089,023 during the years ended December 31, 2015 and 2014, respectively, and incurred an accumulated deficit of $21,830,086 and $21,514,222 as of December 31, 2015 and December 31, 2014, respectively. In addition, we expect to incur an operating loss in 2016.

Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of HKD28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes. In 2015, the company advanced funds from its officer and shareholder for working capital purpose. The company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2015, there were $191,000 advances outstanding.

About Our Products

We supply indoor agricultural equipment to commercial producers of fruits and vegetables. Our products are focused on fully enclosed greenhouses which rely on artificially controlled ambient conditions as temperature, humidity, nutrition and lighting. Products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components, portable work tables and ladders, fruit and vegetable seeds and nutrition products, and safe, clean, ready to eat vegetables.

Principal Products and Markets

Food prices in Taiwan have risen to such an extent that it is now economical to cultivate plants in under-used residential space (such as garages or basements) or to convert underutilized urban or suburban real estate into vegetable farms or so-called “plant factories”. Urban greenhouse agriculture also offers the potential for greater yield and land efficiencies when compared to traditional farming because greenhouses may be stacked to maximize strata-space. Other recognized advantages of greenhouse plant cultivation include lower water consumption, diminished reliance on pest control measures, lower transport costs due to proximity to consumers, and scalability to accommodate available space. Compared to traditional greenhouses, the technology we sell allows for the creation of highly controlled environments where resources that fuel plant growth can be utilized more efficiently. “

Despite all these advantages, this new way of farming is developing slowly and sporadically, on a small scale, due to higher initial equipment investment. Other concerns include higher energy costs, inadequately developed cultivation technology, a limited range of crops, and blander-tasting vegetables than those grown by more traditional methods. Despite these drawbacks, demand for quality, pesticide-free and accessible produce has already led to the establishment of plant factories in Japan, mainland China and Taiwan. In Taiwan, where Vour operations are based and targeted, the Industrial Technology Research Institute has formed the Plant Factory Industry Development Association (TPFIDA) an industrial and academic association to develop the plant factories and indoor agriculture industry in Taiwan. Among the founding members of TPFIDA are EPISTAR Corporation, Everlight Electronics, Taiwan Fertilizer Co., Ltd., National Pingtung University of Science and Technology, and National Taiwan University. TPFIDA aims to promote cross industry collaboration platforms to build comprehensive supply chain in Taiwan for the plant factory industry.

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

Marketing Channels

For greenhouse products, we aim to align ourselves with industrial appliance retailers, home improvement and home and garden retailers, property developers, architects, and home improvement professionals in order to capitalize on all possible markets and existing distribution infrastructure. Our primary markets are Taiwain, Hong Kong, Mainland China, and Singapore.

Competition

Innovation in the indoor agriculture market is primarily focused on combining different technologies in new ways. Our management believes that our wall lamps and plant growth chamber circulation devices are examples of such innovation. Our research and development team is focused on creating similarly innovative products.

Nevertheless, our industry is undergoing a period of rapid innovation and growth, and there exists a vast number of companies which pre-date our company and which have greater financial resources and experience in our industry. In addition, the rapid expansion of the indoor agriculture industry means that our competitors are difficult to identify and assess. Nevertheless, we estimate that our current share of the indoor agriculture market is negligible, whether in our domestic market of Taiwan, or elsewhere. In order to promote our financial stability, we do not rely or intend to rely on a single revenue base for revenue generation, and will continue to develop both the agricultural technologies wing and the produce manufacturing units of our business. We also have kept our marketing, allowances or rebates to a minimum. Our management believes that these factors will allow us to effectively compete in the industry and minimize our costs, thereby allowing us to focus on intellectual property development and the construction of new plant manufacturing facilities. Our direct competitors in the Taiwan and Chinese markets include:

•

ArchEnergy Technology: ArchEnergy Technology Holdings Group Ltd., held by precision mold parts maker Gallant Precision Machining Co., Ltd., makes such greenhouses with energy-efficient solar panels, supplying LED grow boxes for households and greenhouses for farms. The company has also begun operating greenhouse farms to cultivate profitable Chinese herbs and flowers.

•

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

•

Nano Bio Light Technology: Nano Bio Light Technology Co., Ltd. has worked with local academic institutes for over 10 years to research LED applications for horticulture. The company's LED-lit horticultural equipment comes in types for research, households, store demonstrations, condo blocks, and mass production.

Intellectual Property

We hold common law trademark rights and copyright in our corporate name and related logos and trademarks. However, we have not filed for the registration of our trademarks or copyrights in any jurisdiction.

Research and Development

No significant research and development expenses were incurred in 2015 or 2014. Any future research and development undertakings will be subject to the availability of sufficient capital.

Employees

We have 3 full time employees in Hong Kong working in various administrative and operations related capacities. These include management, accounting, product marketing, information technology, and customer service, amongst others. Our payroll costs were approximately $119,658 and $968,918 for the year ended December 31, 2015 and 2014, respectively. We estimate that our payroll costs for fiscal 2016 will be approximately $135,000 based on our current business plan.

Subsidiaries

We have one wholly owned subsidiary, TransAKT (BVI) Ltd. Which holds 100% of the issued and outstanding shares of TransAKT Bio Agritech Ltd., its primary business is conducting research and development on new agricultural technology and marketing the products for the Company. Other than holding the shares of TransAKT Bio Agritech Ltd., TransAKT (BVI) Ltd. is non-active.

Legislation and Government Regulation

Our business is subject to a broad range of municipal, provincial and state regulation governing all aspects of our business and day to day operations.

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

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

We sustained operating losses for each of the fiscal years ended December 31, 2015 and 2014 of $302,934 and $7,089,023 respectively. We also anticipate sustaining a loss from operations for the fiscal year ended December 31, 2016. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

The marketing and sale of indoor agricultural equipment is intensely competitive and involve a high degree of risk. Public acceptance of business transacted by us may never reach the magnitude required to be commercially profitable.

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

The audit report included in our Annual Report on Form 10-K was prepared by auditors who are not inspected by the Public Accounting Oversight Board (“PCAOB”) and as a result, our shareholders are deprived of the benefit of having PCAOB inspections

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong SAR, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Hong Kong authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside Hong Kong SAR have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in Hong Kong SAR prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in Hong Kong SAR makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of Hong Kong SAR that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business. Our Board of Directors functions as our audit committee and is comprised of four directors, none of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Company Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business.

We will need additional funds in order to implement our intended projects and there is no assurance that such funds will be available as, if and when needed which may adversely affect our operations.

Cash flow used in operating activities of our continuing operations for the fiscal years ended December 31, 2015 and 2014 were $508,656 and $2,408,645, respectively. We have been dependent upon the proceeds of equity and non-equity financing to fund operations. No assurances can be given that our actual cash requirements will not exceed our budget or that anticipated revenues will be realized when needed, lines of credit will be available if necessary or that additional capital will be available. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain our current operations without regard to our business plan.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At April 14, 2016, we had 613,447,306 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

Our principal executive office is located at Unit 8, 3/F. Wah Yiu Industrial Centre, 30-32 Au Pui Wan Street, Fotan, N.T. Hong Kong. This office is provided by our officer and is free of charge.

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

Previously, our stock traded on the TSX Venture Exchange (“TSX-V”) which trading began on October 18, 2000. We voluntarily de-listed from the TSX-V on September 17, 2004. Our common stock began quotation on the OTC Bulletin Board on May 20, 2004 under the trading symbol “TAKDF”. On February 22, 2011 quotation of our common stock was moved to OTC Bulletin Board under the trading symbol TAKD. Our stock currently trades on the OTCQB electronic quotation service operated by OTC Markets Group, which is the successor of the OTC Bulletin Board. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2015	$0.0075	$0.0041
September 30, 2015	$0.05	$0.0035
June 30, 2015	$0.041	$0.025
March 31, 2015	$0.06	$0.04
December 31, 2014	$0.085	$0.041
September 30, 2014	$0.109	$0.055
June 30, 2014	$0.135	$0.101
March 31, 2014	$0.130	$0.101
December 31, 2013	$0.175	$0.015

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Transfer Online, Inc., 512 SE Salmon St., Portland, OR 97214 (Telephone: (503) 227-2950) is the registrar and transfer agent for our common shares.

On April 14, 2016, the shareholders' list showed 141 registered shareholders and 613,447,306 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2015 and December 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operating Results

On July 26, 2012, we acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”) for the sum of US$5,500,000. The acquisition was accounted for as a business combination under the purchase method of accounting. Vegfab’s results of operations were included in our results beginning July 27, 2012. Due to recurring losses from operations and in order to conserve operating resources, our management decided to sell Vegfab on June 30, 2015. Therefore, the operating loss reduced to $302,934 only.

Our plan of operations for fiscal 2016 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2016
Capital required for expansion plans[1]	$1,500,000
Salaries	$140,000
Accounting and Legal Expenses	$75,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,932,500

1.	Capital for plan to acquire factory in China, further R&D expenses.

2.	Based on 2015 average exchange rate of $0.128617.

As of April 14, 2016 we will require additional financing of approximately $2,000,000 to execute our business strategy for fiscal 2016. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operation for the Years Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Results of Operation

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

		Year Ended
		December 31,		December 31,
		2015		2014
Sales, net		$81,145		$449,505
Cost of sales		$72,145		$2,292,885
Gross Profit (Loss)		$9,000		$(1,8743,380)

Selling, general and administrative expenses		$644,187		$1,743,835
Impairment loss on fixed assets		$0		$3,512,930
Impairment loss on goodwill	$		$
Loss from operations		$(635,187)		$(7,100,145)
Total Other income (expenses)		$332,253)		$8,952
Provision for income taxes expense (benefit)	$	Nil	$	Nil
Net loss	$			$7,091,193
Net loss attributable to non-controlling interest		$0		$2,170
Net loss attributable to TRANSAKT LTD.		$302,934		$7,089,023

Revenues & Cost of Sales

Sales for the year ended December 31, 2015 has decreased by approximately $368,360, or 82%, to $81,145 from $449,505 for the same period in 2014. The decrease in net revenue was primarily due to the disposal of Vegfab on June 30,2015. The sales revenue was coming from plant factory equipment selling to Singapore .

Cost of sales for the year ended December 31, 2015 totaled $72,145 or approximately 89% of net sales compared to $2,292,885 or approximately 510.1% of net sales for the year ended December 31, 2014. Gross profit as a percentage of net sales was 11% for the year ended December 31, 2015, compared to -410.1% for the same period of 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2015 totaled $644,187 or approximately 800% of net sales compared to operating expenses of $1,743,835 or approximately 388% of net sales during the year ended December 31, 2014. The decrease in operating expenses was primarily due to the disposal of Vegfab on June 30, 2016.

Loss from Operations

Loss from operations for the year ended December 31, 2015 totaled $302,934 compared to a loss of $7,100,145 for the year ended December 31, 2014, representing a decrease of $6,794,128. The decrease in loss from operations was primarily due to the disposal of Vegfab on June 30, 2016.

Other Income (expenses)

Other income (expenses) decreased approximately $75,166 to $332,253 for the year ended December 31, 2015 from $8,952 for the same period in 2014. The increase in net other income was primarily due to the gain on disposal of Vegefab, loss from long-term investment, partially offset by the increase in gain on disposal of fixed assets.

Net Loss

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $302,934 for the year ended December 31, 2015 as compared to approximately $7.09 million for the year ended December 31, 2014, representing a decrease of approximately $6.79 million or approximately 95.73% .

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Working Capital

	At	At
	December 31,	December 31,
	2015	2014
Current assets	$114,681	$1,231,433
Current liabilities	$234,373	$1,127,398
Working capital	$(119,692)	$104,035

Cash Flows

	Fiscal year ended December 31,
	2015	2014
Net cash used in operating activities	$508,656	$2,408,645
Net cash used in investing activities	$628	$140,540
Net cash provided by financing activities	$460,523	$23,032

Net cash flow used in operating activities was $508,656 in 2015, compared to $2,408,645 in 2014, a decrease of $1,899,989. The decrease in net cash flow used in operating activities was mainly due to the disposal of Vegfab in current year.

Net cash flow used in investing activities was $628 for 2015, compared to net cash flow used in investing activities of $140,540 for 2014, a decrease of $139,912. The decrease in net cash flow used in investing activities in 2015 was mainly due to the disposal of Vegefab in the current year.

Net cash flow provided by financing activities was $460,523 for 2015, compared to net cash flow provided by financing activities of $23,032 for 2014, an increase of $437,491. The increase in net cash flow provided by financing activities of continuing operations in 2015 was mainly due to The Company received short-term loans from shareholders of $191000 during 2015, whereas the Company also had repaid $285,365 from others during the same year.

Our working capital was ($119,692) as of December 31, 2015 compared to $104,035 as of December 31, 2014.

In management’s opinion, our working capital is not currently sufficient for our present requirements. However, we will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Historically, operations and short-term financing have been sufficient to meet our cash needs. We believe that we will be raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short -term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Capital Expenditure

Total capital expenditures were $628 and $168,754 for the years ended December 31, 2015 and 2014, respectively.

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

Cash Requirements

We used cash in operations of $508,656 for the year ended December 31, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain our current operations and market our products effectively.

Research and Development

No significant research and development expenses were incurred in 2015 or 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT Bio Agritech Ltd., collectively referred to within as the Company. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the presentation of discontinued operations of Taiwan Halee International Co. Ltd.

Going Concern

We has incurred a net loss attributable to the Company’s common stockholders of $302,934 and $7,563,565 during the years ended December 31, 2015 and 2014, respectively, and has an accumulated deficit of $21,830,086 and $21,514,222 as of December 31, 2015 and December 31, 2014, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2015, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2016; (3) Cooperate with local partners in Guangdong province, China to research and develop new products. (4)The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2015 and 2014, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable and other receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $30,459 as at December 31, 2015 and December 31, 2014, respectively.

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

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement at thereon June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Tabular Disclosure of Contractual Obligations

Operating Leases

There is no lease contract for our company in 2015.

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
DECEMBER 31, 2015 AND 2014 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), change in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2015, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(21,830,086) at December 31, 2015, including net losses of $(302,934) during the years ended December 31, 2015. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AWC (CPA) Limited

Hong Kong, SAR
April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), change in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2014, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(21,514,222) at December 31, 2014, including net losses of $(7,091,193) during the years ended December 31, 2014. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
April 9, 2015

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$103,250	$208,922
Restricted cash	-	628
Accounts receivable -Trade, net	-	63,773
-Related parties	-	389,985
Other receivable, net	-	26,899
Inventory	-	61,639
Advance to suppliers	-	113,924
Due from related parties	-	285,365
Prepayments	11,431	80,298
Total Current Assets	114,681	1,231,433
Property & equipment, net	-	-
Deposits	-	32,029

Total Assets	$114,681	$1,263,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$932,638
Accrued expenses	43,373	116,647
Amount due to a director	191,000	-
Construction payable	-	75,201
Loan payable to related party	-	2,912
Total Current Liabilities	234,373	1,127,398

Total liabilities	234,373	1,127,398

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at December 31, 2015 and 2014, respectively	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(21,830,086)	(21,514,222)
Other comprehensive income	(437,457)	(484,635)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at December 31, 2015 and 2014, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	(119,692)	148,994
Non-controlling interest	-	(12,930)
Total Equity	(119,692)	136,064

Total Liabilities and Equity	$114,681	$1, 263,462

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Sales, net	$81,145	$449,505

Cost of sales	72,145	2,292,885
Gross profit (loss)	9,000	(1,843,380)
Selling, general and administrative expenses	644,187	1,743,835
Impairment loss on fixed assets	-	3,512,930
Impairment loss on goodwill	-	-
Loss from operations	(635,187)	(7,100,145)
Other income (expense)
Interest income	-	365
Interest expense	(38)	(2,766)
Loss on disposal of investments	(1,000,000)
Gain on disposal of investments	1,283,275	-
Gain on written-off of non-controlling interest	12,930	-
Currency exchange gain (loss)	(13)	1,680

Gain on disposal of fixed assets	-	6,590
Other income	36,099	3,083
Total other income (expenses)	332,253	8,952
Loss before income taxes	(302,934)	(7,091,193)

Provision for income taxes expense (benefit)	-	-

Net loss	(302,934)	(7,091,193)
Net loss attributable to non-controlling interest	-	(2,170)
Net loss attributable to TRANSAKT LTD.	$(302,934)	$(7,089,023)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$0	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	613,447,306	568,447,306

Other Comprehensive Income (Loss)

Net loss	$(302,934)	$(7,091,193)

Foreign currency translation adjustment	47,178	(475,058)

Comprehensive income (loss)	(255,756)	(7,566,251)
Comprehensive income (loss) attributable to the non-controlling interest	-	(2,686)

Comprehensive income (loss) attributable to TRANSAKT LTD.	$(255,756)	$(7,563,565)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015

	Common Stock		Additional	Stock	Accumulated	Other	Treasury	Stock at	Non-		Total
	Shares	Amount	Paid-in	Subscription	Deficit	Comprehen	Shares	Cost	controlling
			Capital	Receivable		sive		Amount	Interest
						Income
						(loss)
Balance at December 31, 2012	403,526,905	$403,527	$10,497,536	$-	$(3,911,792)	$151,287	-	$-	$-		$7,140,558
Treasury stock obtained from disposal of Harlee	-	-	-	-	-	-	(45,000,000)	(1,800,000)	-		(1,800,000)
Stock option issued to employee			56,643								56,643
Common stock issued for cash on September 16, 2013	140,678,401	140,678	8,660,107								8,800,785
Common stock issued for cash on November 26, 2013	69,242,000	69,242	5,320,118	(1,200,000)							4,189,360
Formation of subsidiary									516		516
Foreign currency translation adjustment						(161,380)			(4)		(161,384)
Net loss					(10,513,407)				(10,756)		(10,524,163)
Balance at December 31, 2013	613,447,306	$613,447	$24,534,404	$(1,200,000)	$(14,425,199)	$(10,093)	(45,000,000)	$(1,800,000)	$(10,24 4)		$7,702,315
Foreign currency translation adjustment						(474,542)			(516)		(475,058)
Net loss					(7,089,023)				(2,170)		(7,091,193)
Balance at December 31, 2014	613,447,306	$613,447	$24,534,404	$(1,200,000)	$(21,514,222)	$(484,635)	(45,000,000)	$(1,800,000)	$(12,93 0)		$136,064
Foreign currency translation adjustment
Disposal of subsidiary					(12,930)				12,930		-
Net loss					(302,934)	47,178					(255,756)
Balance at December 31, 2015	613,447,306	$613,447	$24,534,404	$(1,200,000)	$(21,830,086)	$(437,457)	(45,000,000)	$(1,800,000)	$-	$	(119,692)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities
Net loss available to common stockholders	$(302,934)	$(7,089,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	(2,170)
Gain on disposal of assets	-	(6,590)
Loss on disposal of investments	1,000,000	-
Gain on disposal of investments	(1,283,275)	-
Impairment loss on fixed assets	-	3,512,930
Impairment loss on goodwill	-	-
Bad debt expense	401,550	359,115
Depreciation expense	-	383,085
Common stock issued for service	-	-
Stock Option issued to employee	-	-
Loss on long-term investment	-	-
Changes in assets and liabilities:

Decrease (Increase) in accounts receivable	453,758	(22,575)
Decrease (Increase) Increase in other receivable	26,899	(73,801)
Decrease (Increase) in inventory	61,639	601,831
Decrease (Increase) in advance to suppliers	113,924	138,614
Decrease (Increase) in prepayments	68,867	167,978
Decrease (Increase) in deposits	32,029	(3,498)
Increase (Decrease) in accounts payable and accrued expenses	(1,081,113)	(375,094)
Increase (Decrease) in customer deposits	-	553
Net cash used in operating activities	(508,656)	(2,408,645)

Cash flows from investing activities
Restricted cash	(628)	(655)
Acquisition of property and equipment	-	(51,720)
Cash received from disposal of fixed assets	-	28,869
Payment for factory construction	-	(117,034)
Net cash used in investing activities	(628)	(140,540)

Cash flows from financing activities
Non-controlling interest	(12,930)	-
Repayment of loan from others	285,365	-

Principal payments under capital lease obligations	-	(55,980)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(CONTINUED)

	2015		2014
Net proceeds of short-term loans from shareholders	(2,912)		225,139

Net repayment of amount due to shareholders	191,000		(146,127)
Proceeds from issuance of common stock	-		-
Net cash provided by financing activities	460,523		23,032

Effect of exchange rate changes on cash and cash equivalents	(56,911)		(451,515)

Net increase (decrease) in cash and cash equivalents	(105,672)		(2,977,668)

Cash and cash equivalents
Beginning	208,922		3,186,590
Ending	$103,250		$208,922

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$-		$-
			-
Interest expense	$38		$2,766

Non-cash transactions:
Gain on written-off of non-controlling interest	$(12,930)	$
			-
Transfer from construction in progress to property and equipment	$-		$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT (BVI) Limited and its wholly owned subsidiaries, TransAKT Bio Agritech Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Disposal of subsidiaries

Certain prior period amounts have been reclassified in these consolidated financial statements to reflect the disposal of the subsidiaries, TransAKT Holding Limited and TransAKT Taiwan Limited, and their related assets and liabilities.

Going Concern

The Company has incurred a net loss of $302,934 and $7,091,193 during the years ended December 31, 2015 and 2014, respectively, and has an accumulated deficit of $21,830,086 and $21,514,222 as of December 31, 2015 and December 31, 2014, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2015, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues are recognized when finished products are shipped to customers and both title and the risks and rewards of ownership are transferred and collectability is reasonably assured. The Company’s revenues are recorded upon confirmed acceptance after inspection by the customers of the Company.

Exchange Gain (Loss):

During the years ended December 31, 2015 and 2014, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with generally accepted accounting principles (GAAP), cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable and other receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $30,459 as at December 31, 2015 and December 31, 2014, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2015, no inventory was recorded. As of December 31, 2014, inventory consisted of raw materials, work-in-process, and finished goods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC Topic 360, “Property, Plant, and Equipment” The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible assets

Intangible assets include a patent. With the adoption of FASB ASC Topic 350, “Intangibles”, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

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

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement at thereon June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31, 2015	December 31, 2014
Raw Materials – seeds	$-	$-
Work in process -vegetables	-	58,125
Finished goods - vegetables	-	3,514
Finished goods - complete growing systems & parts	-	554,226
Reserve for inventory valuation	-	(554,226)
	$-	$61,639

NOTE 4 – ADVANCE TO SUPPLIERS

Advance to suppliers consist of the following:

	December 31, 2014	December 31, 2015
Prepayment for fluids and plants	-	$113,924
	$-	$113,924

NOTE 5 – PREPAYMENTS

Prepayments consist of the following:

	December 31, 2015	December 31, 2014
Deductible value-added tax (VAT)	$-	79,952
Prepaid expenses	11,431	346
	$11,431	$80,298

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31, 2015	December 31, 2014
Machine and equipment	$-	$273,789
Furniture and fixtures	-	23,455
Leasehold improvements	-	-
Total cost	-	297,244
Accumulated depreciation	-	(297,244)
	$-	$-

Depreciation expenses were $0 and $383,085 for the years ended December 31, 2015 and 2014, respectively.

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

On June 24, 2015, the Company disposed the subsidiaries in Taiwan. Afterwards, there were no property, plant and equipment carry in the Company’s balance sheet and no impairment of property, plant, and equipment were recorded for 2015.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2015	December 31, 2014
Accrued payroll	$11,355	$42,307
Accrued employee benefits and pension expenses	386	31,993
Accrued utilities	-	39,242
Accrued professional fees	30,030	949
Accrued taxes	-	1,621
Others	1,602	535
	$43,373	$116,647

NOTE 9 - RELATED PARTY TRANSACTIONS

Related party sales

The Company had sales to Guangdong Dong Rong Metal Mold Machinery, Co., Ltd., (“Dong Rong”), a company owned by a relative of our director and officer, in an aggregate amount of $0 and $28,552 for the years ended December 31, 2015 and 2014, respectively. Accounts receivable due from Dong Long was $0 and $389,985 as of December 31, 2015 and 2014, respectively.

During 2014, the Company purchased wholesale products for resale from Guangdong Dongrong Metal Products, Co., Ltd., a company owned by a relative of our director and major shareholder. The aggregate amount of the purchases was $72,145.

Due from related parties

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2015 and 2014, there was $191,000 and $2,912 advances outstanding.

In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

As of December 31, 2015 and 2014, $0 and $285,365 was due from a former officer and shareholder, respectively. The balance as of December 31, 2014 amounts $285,365 were repaid in full in the first quarter of 2015.

NOTE 10 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - Taiwan and the United States. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2015 and 2014. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

For the year ended December 31, 2015, the Company had net operating loss carry-forwards of approximately $1,135,598 that may be available to reduce future years’ taxable income through 2035, Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following years ended December 31:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$478,497	$185,728
Less: Valuation allowance	(478,497)	(185,728)
Net provision for Federal income taxes	$-	$-

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2015 and 2014 are as follows:

U.S:	2015	2014
Deferred tax asset – non-current:
Net operating loss carry forward	$1,135,598	$657,101
Valuation allowance	(1,135,598)	(657,101)
Net deferred tax asset	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2015 and 2014:

	2015	2014
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	(17%)	(17%)
Effective tax rate	0%	0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2015 and 2014.

NOTE 11 - COMMITTMENTS

Operating Leases

The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $2,078 and $134,000 for the years ended December 31, 2015 and 2014, respectively.

Effective June 30, 2015, the Company sold its subsidiaries, Transakt Taiwan Ltd.,Vegfab Agricultural Technology Co. Ltd., and TransAKT Holdings Ltd. (Turks & Caicos), which held the leases. As a result of the disposal the Company has no further lease commitments.

Sale-leaseback Transaction:

As of December 31, 2015, the Company did not have any sale-leaseback transaction.

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

NOTE 12 – COMMON STOCK (CONTINUED)

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

NOTE 13 – SHARE-BASED COMPENSATION (CONTINUED)

The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin (A) Board as of the dates of grant.

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

Options issued and outstanding as of December 31, 2015 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2015	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2015	1,000,000	0.03	2.7
Exercisable as of December 31, 2015	1,000,000	0.03	2.7
Vested and expected to vest	1,000,000	0.03	2.7

As of December 31, 2015, the aggregate intrinsic value of options outstanding was $7,198.

NOTE 14 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. During 2015, Million Talented Ltd. transferred the 40% TransAKT H.K. back to the Company. The Company recorded a gain on non-controlled interest written-off and non-controlling interest was no longer exist.

	December 31, 2015	December 31, 2014
Beginning Balance	$(12,930)	$(10,244)
Formation of subsidiary	-	-
Net loss attributed to non-controlling interest	-	(2,170)
Other comprehensive income attributable to non-controlling interest	-	(516)
Gain on written-off of non-controlling interest	12,930	-
	$-	$(12,930)

NOTE 15 – BUSINESS ACQUSITION AND DISPOSAL

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

NOTE 15 – BUSINESS ACQUSITION AND DISPOSAL (CONTINUED)

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

On June 24, 2015, the Company disposed the investments on the above subsidiaries, TransAKT Taiwan Ltd. and Vegfab Agricultural Technology Co. The Company received $100,000 and got rid of all assets and liabilities from these subsidiaries. Since these subsidiaries provided negative equity of $1,183,275, the Company recorded $1,283,275 gain on disposal of investment.

On June 24, 2015, the company also disposed another investment with a prepaid deposit of $1,000,000. This investment became valueless and was fully written-off with $1,000,000 loss on disposal of investment.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued these financial statements, there were no material subsequent events that were required to make disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2015, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

AWC CPA Ltd., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015.

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

Changes in Internal Control

During the fiscal year ended December 31, 2015 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2015. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
Ho Kang-Wing	53	Chairman, Chief Executive Officer, President and Director	March 12, 2015
Yam Chi-Wah	53	Chief Financial Officer	March 12, 2015
He Jiaxian	29	Director	March 12, 2015
He Jingtian	61	Director	March 12, 2015
Tam Yuk-Ching	49	Director	March 12, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ho Kang-Wing – Chairman, Chief Executive Officer, President and Director

Since 1993 Ho Kang Wing has served and the managing director of Guangdong Dongrong Metal Products Co., Ltd., Foshan, Guangdong, China based company specializing in the design and production of metal and wood products. Under his direction Guangdong Dongrong has achieved annual revenues in excess of USD$100,000,000. Mr. Ho has served on TransAKT’s board of directors since July 2013.Mr. Ho has committed to help TransAKT to develop a market for Vegfab in China and other Asian countries. He is 53 years of age and resides in Kowloon City, Hong Kong.

Yam Chi-Wah –Chief Financial Officer

Mr. Yam holds a BA (Honors) of Business Finance from Napier University of Edinburgh, and brings more than 20 years of industry experience in the accounting field. Prior to joining TransAKT Mr. Yam Served as financial controller of Legend Hardware Ltd. from 2006 to 2015, a company specializing in the manufacture, processing, and distribution of office & home furnishings.

He Jingtian – Director

In 1993 Mr. He Jingtian founded Guangdong Dongrong Metal Products Co., Ltd. He has served as general manager of Guangdong Dongrong since its inception. He is 61 years of age and resides in Shunde City, Guangdong, China.

He Jiaxian – Director

Mr. He Jiaxian obtained a Bachelors of Arts degree in International Economics and Trade from South China University of Technology in 2010, and a Master of Science in Management from Loughborough University (UK) in 2012. In 2013 he joined Guangdong Dongrong Metal Products Co., Ltd. as a project manager. He is also the founder and director of Guangdong Chuansuo Agricultural Science and Technology Co. Ltd. Mr. He is 29 years of age and resides in Shunde City, Guangdong, China.

Tam Yuk-Ching – Director

Since 2004 Ms. Tam Yuk Ching has served as the managing director of Legend Hardware Ltd., a Hong Kong based manufacturer of furniture hardware which employs over 2,500 workers at its 100,000 square foot factory in Foshan, China. Ms. Tam brings more than 20 years of experience in corporate finance and will assist the Company in all financing and capital raising activities in the future. She is 49 years of age and resides in Hong Kong.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

Our Chairman, Chief Executive Officer, President and Director, Mr. Ho Kang-Wing and our Director, He Jingtian, are brothers. Our Chairman, Chief Executive Officer, President and Director, Mr. Ho Kang-Wing and our Director, Ms Tam Yuk-Ching are married. Our Director, He Jiaxian is the son of Mr. He Jingtian. There are no other family relationships amongst our directors or officers.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee and so have no audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ho KangWing(1) Chairman, Chief Executive Officer, President and Director	2015 2014	66,923 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	66,923 Nil
Yam Chi- Wah(2) Chief Financial Officer	2015 2014	17,308 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	17,308 Nil
James Wu Former Chairman, Chief Executive Officer, President and Director(3)	2015 2014	Nil 90,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 90,000
Taifen Day Former Chief Financial Officer(4)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Ho Kang-Wing was appointed as chairman, chief executive officer, president and a director of our company on March 12, 2015.
(2)	Mr. Yam Chi-Wah was appointed as chief financial officer of our company on March 12, 2015.
(3)	James Wu served as our Chairman, Chief Executive Officer, President and Director from October 25, 2004 until his resignation on March 12, 2015.
(4)	Taifen Day served as our Chief Financial Officer from July 27, 2006 until her resignation on March 12, 2015,

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

2014 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2015.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2015 there were no options exercised by our named officers.

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

The following table sets forth, as of April 14, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Ho Kang-Wing President, Chief Executive Officer, and Director 23 Sam Mun Tsai Road, The Beverly Hills Boulevard Du Lac, House 212, Tai Po, NT Hong Kong	25,000,000	4.08%
Tam Yuk-Ching Director 23 Sam Mun Tsai Road, The Beverly Hills Boulevard Du Lac, House 212, Tai Po, NT Hong Kong	28,000,000	4.564%
He Jingtian Director 11 Jinghong Road Hujing Garden Daliang Shunde 528300 Foshan Gd China	28,000,000	4.564%
He Jiaxian Director 11 Jinghong Road Hujing Garden Daliang Shunde 528300 Foshan Gd China	15,000,000	2.45%
Yam Chi-Wah Chief Financial Officer Flat E 7/F Block 21 Laguna City Kwun Tong Kowloon, Hong Kong	2,500,000	(2)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Directors and Executive Officers as a Group(1)	121,985,862 Common Shares	19.89%
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Liu Ju-Wen 2nd Floor-2 No 8 Lane 80 San-Min Rd Song-San District Taipei City, Taiwan	39,119,400	6.38%
Other holders of 5% or more	39,119,400 Common Shares	6.38%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2016. As of April 14, 2016 there were 613,447,306 shares of our company’s common stock issued and outstanding.

(2)	Less than 1%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2015, there was $191,000 advances outstanding.

In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD 28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes.

In July, 2012, our Company issued 18,333,333 shares of common stock to our Former President, Mr. James Wu, in relation to our acquisition of Vegfab Agricultural Technology Co., Ltd. We agreed to pay Mr. Wu share compensation of 10% of the value of the acquisition that he secured for our Company. The aggregate value of the issuance was $550,000, being 10% of the $5,500,000 purchase price paid for the acquisition of Vegfab.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Ho Kang-Wing, He Jingtian, He Jiaxian, and Tam Yuk-Ching. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$35,000	$83,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$35,000	$83,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)
3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)
3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
10.2	Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)
10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)

Exhibit	Description
Number
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT Holdings Limited (wholly owned), a Turks and Caicos company Vegfab Agricultural Technology Co. Ltd. (wholly owned), a Taiwan company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TransAKT Ltd.
(Registrant)

Dated: April 14, 2016	/s/ Ho Kang-Wing
Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 14, 2016	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2016	/s/ Ho Kang-Wing
Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 14, 2016	/s/ He Jingtian
He Jingtian
Director

Dated: April 14, 2016	/s/ He Jiaxian
He Jiaxian
Director

Dated: April 14, 2016	/s/ Tam Yuk-Ching
Tam Yuk-Ching
Director