Form 10-Q
period 2016-03-31
TRANSAKT LTD.
filed 2016-05-11
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
613,447,306 common shares issued and outstanding as of May 11, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended March 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2015.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$39,375	$$103,250
Restricted cash	-	-
Accounts receivable, net	-
Trade, net	-	-
Related parties	-	-
Other receivable, net	-	-
Inventory	-	-
Advance to suppliers	-	-
Due from related parties	-	-
Prepayments	-	11,431
Total Current Assets	$39,375	$114,681
Property & equipment, net	-	-
Deposits	-	-

Total Assets	$39,375	$114,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued expenses	46,453	43,373
Amount due to a director	191,000	191,000
Loan payable to related party	-	-
Other payable	-	-
Customer deposit	-	-
Total Current Liabilities	$237,453	$234,373

Total liabilities	$237,453	$234,373

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 613,447,306 shares issued and outstanding at March 31, 2016 and December 31 2015, respectively	613,447	613,447
Additional paid-in capital	24,534,404	24,534,404
Accumulated deficit	(21,908,294)	(21,830,086)
Other comprehensive income	(437,635)	(437,457)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 45,000,000 shares at
March 31, 2016 and December 31 2015, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	$(198,078)	$(119,692)
Non-controlling interest	-	-
Total Equity	$(198,078)	$(119,692)

Total Liabilities and Equity	$39,375	$114,681

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Sales, net	$-	$71,658
Cost of sales	-	86,536

Gross profit	-	(14,878)
Selling, general and administrative expenses	78,195	129,143
Impairment loss on fixed assets	-	-
Impairment loss on goodwill	-	-
Loss from operations	(78,195)	(144,021)
Other income (expense)
Interest income	-	48
Interest expense	-	(38)
Loss from investments	-	-
Loss from disposal of subsidiary	-	-
Currency exchange gain (loss)	(13)	1,205
Gain on disposal of fixed assets	-	-
Other income	-	1,539
Total other income (expenses)	(13)	2,754
Loss before income taxes	(78,208)	(141,267)
Provision for income taxes expense (benefit)	-	-
Net loss	(78,208)	(141,267)
Net gain (loss) attributable to non-controlling interest	-	(1,512)
Net loss attributable to TRANSAKT LTD.	$(78,208)	$(139,755)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	613,447,306	568,447,306

Other Comprehensive Income (Loss)
Net loss	$(78,208)	$(141,267)
Foreign currency translation adjustment	(178)	(39,666)
Comprehensive income (loss)	(78,386)	(180,933)
Comprehensive income (loss) attributable to the non-controlling interest	-	1,512
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(78,386)	$(179,421)

The accompanying notes are an integral part of the financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months	Three Months
`	Ended	Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss available to common stockholders	$(78,208)	$(139,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	(1,512)
Gain on disposal of assets	-	-
Impairment loss on fixed assets	-	-
Depreciation expense	-	-
Changes in assets and liabilities:

Decrease (Increase) in accounts receivable	-	(3,948)
Decrease (Increase) in other receivable	-	25,741
Decrease (Increase) in inventory	-	(494,506)
Decrease (Increase) in advance to suppliers	-	(1,405)
Decrease (Increase) in prepayments	11,431	(158,587)
Decrease (Increase) in deposits	-	(8,349)
Increase (Decrease) in accounts payable and accrued expenses	3,080	(65,464)
Increase (Decrease) in customer deposits	-	238,618
Net cash used in operating activities	(63,697)	(609,167)
Cash flows from investing activities
Restricted cash	-	-
Acquisition of property and equipment	-	-
Payment for factory construction	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Principal payments under capital lease obligations	-	-
Net proceeds of short-term loans from shareholders	-	174,210
Due to related party	-	-
Net cash provided by financing activities	-	174,210

Effect of exchange rate changes on cash and cash equivalents	(178)	462,437
Net increase (decrease) in cash and cash equivalents	(63,875)	27,480
Cash and cash equivalents
Beginning	103,250	208,922
Ending
	$39,375	$236,402

Supplemental disclosure of cash flows
Cash paid during the year for:

Income tax	-	-
Interest expense	$-	$38

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

On October 30, 2013, Million Talented Ltd., a third party, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operation until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business. On May 6, 2015, the company acquired the remaining 40% of the TransAKT Bio Agritech Ltd. From Million Talent Ltd. As such, the Company wholly owned its subsidiary of TransAKT Bio Agritech Ltd. And it becomes our primary business unit.

On June 30, 2015, our wholly owned subsidiary, TransAKT Taiwan Ltd., entered into a Share Transfer Agreement among Vegfab Agricultural Technology Co. Ltd. and a third party pursuant to which the third party acquired 100% of Vegfab Agricultural Technology Co. Ltd. in consideration of $100,000. Vegfab Agricultural Technology Co. Ltd. was the sole material asset of TransAKT Taiwan Ltd. and its parent company (and subsidiary of the Company), TransAKT Holdings Ltd., a Turks and Caicos company. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with the Company’s former President, Chief Executive Officer and Director, the Company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to the former (non-affiliated) officer and director in consideration of $100,000. All intercompany debts between TransAKT Holdings Ltd. and the formerly affiliated companies were cancelled as a result of the transaction.

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT (BVI) Ltd. and its wholly owned subsidiary TransAKT Bio Agritech Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Going Concern

The Company has incurred a net loss attributable to common stockholders of $78,208 and $139,755 during the three months ended March 31, 2016 and 2015, respectively, and had an accumulated deficit of $21,908,294 and $21,830,086 as of March 31, 2016 and December 31, 2015, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2016, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) tightly budgeting and controlling all expenses; (2) expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2016; (3) cooperating with local partners in Guangdong province, China to research and develop new products; and(4)continuing to actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the three months ended March 31, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $0 as of March 31, 2016 and December 31, 2015.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. There is no inventory as of March 31, 2016 and December 31, 2015.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the three months ended March 31, 2016 and 2015, respectively.

Due to related parties

An officer and shareholder advanced funds to the Company in the aggregate amount of $191,000 for working capital purposes. The Company has not entered into any agreement regarding the repayment of the advance, which is unsecured, non-interest bearing, and due on demand. As of March 31, 2016 there was $191,000 payable in respect of the advance.

NOTE 3 – SHARE-BASED COMPENSATION

On April 19, 2013, the Company granted to Mr. Christian Nielsen, our former accounting manager, stock options to purchase 1,000,000 of the Company’s common stock for services performed for the Company, at an exercise price of $0.03 per share. The options have a five-year contractual term and are vested at the date of grant.

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

Options issued and outstanding as of March 31, 2016 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2016	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of March 31, 2016	1,000,000	0.03	2.00
Exercisable as of March 31, 2016	1,000,000	0.03	2.00
Vested and expected to vest	1,000,000	0.03	2.00

As of March 31, 2016, the aggregate intrinsic value of options outstanding was $7,198.

NOTE 4 – NON-CONTROLLING INTEREST

On October 30, 2013, Million Talent Ltd. a related party 50% owned by the Company’s president and director, contributed $516 (HK$4,000) to obtain 40% ownership of TransAKT BIO Agritech Ltd. Formerly named as TransAKT (H.K.) Ltd. (“TransAKT H.K.”) TranAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operations until 2013. On May 6, 2015, the Company acquired the remaining 40% equity interest in TransAKT H.K from Million Talent Ltd. As such, the Company wholly owned its subsidiary of TransAKT BIO Agritech Ltd. The Non-controlling interest consisted of the following:

	March 31, 2016	December 31, 2015
Beginning Balance	$-	$(12,930)
Formation of subsidiary	-	-
Net loss attributed to non-controlling interest	-	-
Other comprehensive income attributable to non-controlling interest	-	-
Gain on written-off on non-controlling interest	-	12,930
	$-	$-

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2016 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean TransAKT Ltd., a Nevada corporation, and our wholly owned subsidiary, TransAKT Bio Agritech Ltd. in Hong Kong (S.A.R).

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

On October 30, 2013, Million Talent Ltd., a third party, contributed $516 (equals to HKD 4,000) to obtain 40% ownership of TransAKT Bio Agritech Ltd., formerly named as TransAKT (H.K) Ltd., (“TransAKT H.K.”). TransAKT H.K. was incorporated in Hong Kong on November 20, 2007. It had no operation until 2013. TransAKT H.K.'s primary business is conducting research and development on new agricultural technology relating to the Company’s business. On May 6, 2015, the Company acquired the remaining 40% of the equity interest from Million Talent Ltd. As such, the Company wholly owned its subsidiary of TransAKT BIO Agritech Ltd.

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

As a result of our sale of HTT and Vegfab Agricultural Technology Co. Ltd. TransAKT BIO Aritech Ltd. has become our primary business unit.

Subsequent to our sale of Vegfab, we continue to be engaged in the sale and distribution of indoor agricultural equipment, including lighting, irrigation and hydroponic growing systems. We purchase inventory from third party manufacturers and re-sell equipment to various indoor agricultural operators located in Asia. Our primary markets are Taiwain, Hong Kong, Mainland China, and Singapore.

We incurred a net loss attributable to common stockholders of $78,208 and $139,755 during the three months ended March 31, 2016 and 2015, respectively, and had an accumulated deficit of $21,908,294 and $21,830,086 as of March 31, 2016 and December 31, 2015, respectively. In addition, we expect to incur an operating loss in the 2016 fiscal year.

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

Cash Requirements

We used cash in operations of $63,697 for the three months ended March 31, 2016. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning April 1, 2016, we will need a approximately $2,000,000 to sustain our operations, market our products effectively, and execute our business plan.

Our plan of operations for fiscal 2016 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2016
Capital required for expansion plans[1]	$1,500,000
Salaries	$140,000
Accounting and Legal Expenses	$75,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,932,500

1.	Capital for plan to acquire a plant factory in China and further R&D expenses.
2.	Based on 2015 average exchange rate of $0.128617

As at the date of this report we have not entered into any agreement or identified sources of financing to raise working capital required to execute our business plan. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Our operating results for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2016	March 31, 2015
	($)	($)
Operating revenues	-	71,658
Operating costs and expenses	78,195	215,679
Loss from operations	78,195	144,021
Other expenses	(13)	(2,754)
Provision for income taxes expense (benefit)	-	-
Net loss	78,208	141,267
Net loss attributable to noncontrolling interest	-	(1,512)
Net loss attributable to TRANSAKT LTD.	78,208	139,755

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $71,658 or approximately 100% from $71,658 for the three months ended March 31, 2015 to $0 for the three months ended March 31, 2016. The decrease in net revenues was primarily due to our disposal of Vegfab on June 30, 2015. Cost of sales for the three months ended March 31, 2016 was $0.

Operating Expenses

Operating expenses were $78,195 for the three months ended March 31, 2016, compared to $129,143 for the three months ended March 31, 2015, representing a decrease of $50,948. The decrease in operating expenses was primarily due to our disposal of Vegfab on June 30, 2015.

Loss from Operations

Loss from operations were $78,195for the three months ended March 31, 2016, compared to $144,021 for the three months ended March 31, 2015, representing a decrease of $65,826 The decrease in loss from operations was primarily due to our disposal of Vegfab on June 30, 2015.

Other Expenses

Other income (expenses) decreased by approximately $2,767 to ($13) for the three months ended March 31, 2016 from $2,754 for the same period in 2015.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of $78,208 for the three months ended March 31, 2016 compared to $139,755 for the three months ended March 31, 2015, representing a decrease of $61,547or approximately 44%.

Liquidity and Capital Resources

Our financial position as of March 31, 2016 and December 31, 2015 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	March 31, 2016	December 31, 2015
Current Assets	$39,375	$114,681
Current Liabilities	$237,453	$234,373
Working Capital	$(198,078)	$(119,692)

Our working capital deficit increased from $119,692at December 31, 2015 to $198,078 at March 31, 2016, primarily as a result of decreases in cash and cash equivalents, accounts receivable, prepayments, and increases in accrued expenses,

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2016	March 31, 2015
Net cash used in operating activities	$63,697	$609,167
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$174,210

Net increase (decrease) in Cash and Cash Equivalents during the period	$(63,875)	$27,480
Cash and Cash Equivalents, beginning of period	$103,250	$208,922
Cash and Cash Equivalents, end of period	$39,375	$236,402

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2016 was $63,697, representing a decrease of $545,470 compared to net cash flow used in operating activities of $609,167 during the three months ended March 31, 2015. The decrease in the cash used in operating activities was primarily due to the decreases in inventory, prepayments and customers deposit.

Investing Activities

Net cash flow used in investing activities during the three months ended March 31, 2016 was $0, representing no change from the same period in 2015.

Financing Activities

Net cash flow provided by financing activities during the three months ended March 31, 2016 was $0,which represented a 100% decrease from the $174,210 innet cash provided by financing activities during the three months ended March 31, 2015. The decrease in the cash provided by financing activities was primarily due to the absence of related party loans during the three months ended March 31, 2016.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT BIO Agritech Ltd., collectively referred to within as “we”. “us”, “our”, or the “Company”. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Exchange Gain (Loss):

During the three months ended March 31, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the di fferent foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $0 as of March 31, 2016 and December 31, 2015.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2016 and December 31, 2015,there is no inventory for our company.

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

Subsequent Events

We have evaluated all events or transactions that occurred after March 31, 2016 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $78,208 and $139,755 during the three months ended March 31, 2016 and 2015, respectively, and had an accumulated deficit of $21,908,294 and $21,830,086 as of March 31, 2016 and December 31, 2015, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2016, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue in 2016; . (3) Cooperate with local partners in the Guangdong province to research and develop new products; (4) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

We have sustained operating losses before income tax of $(78,208) for the period ended March 31, 2016. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $63,697 for the period ended March 31, 2016, and cash flow used in operations of $609,167 for the period ended March 31, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At May 11, 2016, we had 613,447,306 common shares outstanding. As of May 11, 2016, we have 45,000,000 shares of our common stock available for issuance under our stock option plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)

3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)

3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)

(10)	Material Contracts

10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

10.2	Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)

10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)

10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)

10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)

10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)

10.11	Share transfer agreement dated June 30, 2015 with James Wu and share transfer agreement between TransAKT Taiwan Ltd. And Peng Yuchi (incorporated by reference from our current report on form 8-K filed on July 6, 2015)

(14)	Code of Ethics

14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

Exhibit
Number	Description

(21)	Subsidiaries of the Registrant

21.1	TransAKT (BVI) Ltd.(Wholly owned), a BVI company

21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: May 11, 2016	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2016	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)