Form 10-Q
period 2016-06-30
TRANSAKT LTD.
filed 2016-08-12
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-50392

TRANSAKT LTD.
(Exact name of registrant as specified in its charter)

Nevada	33-1221442
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 8, 3/F., Wah Yiu Industrial Centre, 30-32 Au Pui Wan Street, Fo Tan, N.T. Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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
30,672,387 common shares issued and outstanding as of August 12, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the six months ended June 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2015.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F-1-F-2
Condensed Consolidated Statements of Operations	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 – F-14

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$6,244	$$103,250
Restricted cash	-	-
Accounts receivable, net	-	-
Trade, net	-	-
Related parties	-	-
Other receivable, net	-	-
Inventory	-	-
Advance to suppliers	-	-
Due from related parties	-	-
Prepayments	-	11,431
Total Current Assets	$6,244	$114,681
Property & equipment, net	-	-
Deposits	-	-

Total Assets	$6,244	$114,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued expenses	64,305	43,373
Amount due to a director	203,900	191,000
Loan payable to related party	-	-
Other payable	-	-
Customer deposit	-	-
Total Current Liabilities	$268,205	$234,373

Total liabilities	$268,205	$234,373

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 30,672,387 shares issued * and outstanding at June 30, 2016 and December 31 2015, respectively	30,672	30,672*
Additional paid-in capital	25,117,179	25,117,179*
Accumulated deficit	(23,112,036)	(21,830,086)
Other comprehensive income	(437,776)	(437,457)
Stock subscription receivable	(60,000)	(1,200,000)
Treasury stock, common stock, at cost, 2,250,000 shares at June 30, 2016 and December 31 2015, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	$(261,961)	$(119,692)
Non-controlling interest	-	-
Total Equity	$(261,961)	$(119,692)

Total Liabilities and Equity	$6,244	$114,681

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales, net	$-	$81,145	$-	$81,145
Cost of sales	-	(72,145)	-	(72,145)

Gross profit	-	9,000	-	9,000
Selling, general and administrative expenses	(1,281,989)	(108,055)	(1,203,794)	(60,153)
Impairment loss on fixed assets	-	-	-	-
Loss from operations	(1,281,989)	(99,055)	(1,203,794)	(51,153)
Other income (expense)
Interest income/ (expense)	-	(38)	-	-
Loss from investments	-	-	-	-
Gain from disposal of subsidiary	-	283,275	-	283,275
Currency exchange gain (loss)	39	290	52	(915)
Gain on disposal of fixed assets	-	-	-	-
Other income	-	36,099	-	36,099
Total other income (expenses)	39	319,626	52	318,459
(Loss)/ Profit before income taxes	(1,281,950)	220,571	(1,203,742)	267,306
Provision for income taxes expense (benefit)	-	-	-	-
Net (loss)/ profit	(1,281,950)	220,571	(1,203,742)	267,306
Net gain (loss) attributable to non- controlling interest	-	-	-	-
Net (loss)/ profit attributable to TRANSAKT	$(1,281,950)	$220,571	$(1,203,742)	$267,306

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:

Basic and diluted	30,672,387*	30,672,387*	30,672,387*	30,672,387*

Other Comprehensive Income (Loss)
Net loss	$(1,281,950)	$220,571	$(1,203,742)	$267,306

Foreign currency translation adjustment	(319)	47,008	(141)	7,342
Comprehensive income (loss)	(1,282,269)	267,579	(1,203,883)	274,648

Comprehensive income (loss) attributable to the non-controlling interest		-		-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(1,282,269)	$267,579	$(1,203,883)	$274,648

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

`	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net gain (loss) available to common stockholders	$(1,281,950)	$220,571
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	-
Gain on disposal of assets	-	-
Gain on long-term investment	-	(283,275)
Bad debt expenses	1,140,000	-

Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	-	(525,557)
Decrease (Increase) in other receivable	-	26,899
Decrease (Increase) in inventory	-	61,639
Decrease (Increase) in advance to suppliers	-	113,924
Decrease (Increase) in prepayments	11,431	80,298
Decrease (Increase) in deposits	-	32,029
Increase (Decrease) in accounts payable and accrued expenses	20,932	(908,630)
Increase (Decrease) in customer deposits	-	-
Net cash used in operating activities	(109,587)	(1,182,102)

Cash flows from investing activities
Restricted cash	-	(628)
Acquisition of property and equipment	-	-
Payment for factory construction	-	-
Net cash used in investing activities	-	(628)

Cash flows from financing activities
Principal payments under capital lease obligations	-	-
Net proceeds of short-term loans from shareholders	-	-
Due to related party	12,900	191,033
Net cash provided by financing activities	12,900	191,033

Effect of exchange rate changes on cash and cash equivalents	(319)	1,017,781

Net increase (decrease) in cash and cash equivalents	(97,006)	26,084

Cash and cash equivalents
Beginning	103,250	208,922
Ending	$6,244	$235,006

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$38

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

On June 30, 2015, the wholly owned subsidiary, TransAKT Taiwan Ltd., entered into a Share Transfer Agreement among Vegfab Agricultural Technology Co. Ltd. and a third party pursuant to which the third party acquired 100% of Vegfab Agricultural Technology Co. Ltd. in consideration of $100,000. Vegfab Agricultural Technology Co. Ltd. was the sole material asset of TransAKT Taiwan Ltd. and its parent company (and subsidiary of the Company), TransAKT Holdings Ltd., a Turks and Caicos company. Subsequent to the sale of Vegfab Agricultural Technology Co. Ltd., pursuant to a Share Purchase Agreement dated June 30, 2015 with the Company’s former President, Chief Executive Officer and Director, the Company sold TransAKT Holdings Ltd. (and its subsidiary, TransAKT Taiwan Ltd.) to the former (non-affiliated) officer and director in consideration of $100,000. All intercompany debts between TransAKT Holdings Ltd. and the formerly affiliated companies were cancelled as a result of the transaction.

A 20 to 1 reversed stock split was approved by the Board of Directors on November 9, 2015, by majority of shareholders on April 1, 2016, by FINRA on June 20, 2016 and effective on June 23, 2016. The issued and outstanding common stock was consolidated from 613,447,306 to 30,672,387 with fractional share round up to 1 share.

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT (BVI) Ltd. and its wholly owned subsidiary TransAKT Bio Agritech Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Going Concern

The Company has incurred a net (loss)/ gain attributable to common stockholders of ($1,281,950) and $220,571 during the six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $23,112,036 and $21,830,086 as of June 30, 2016 and December 31, 2015, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2016, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the six months ended June 30, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $1,140,000 and $0 as of June 30, 2016 and December 31, 2015.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. There is no inventory as of June 30, 2016 and December 31, 2015.

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

The FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB has issued No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The FASB has issued No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the six months ended June 30, 2016 and 2015, respectively.

Due to related parties

An officer and shareholder advanced funds to the Company in the aggregate amount of $203,900 for working capital purposes. The Company has not entered into any agreement regarding the repayment of the advance, which is unsecured, non-interest bearing, and due on demand. As of June 30, 2016 there was $203,900 payable in respect of the advance.

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

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	2.00
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

(A)	The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

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

On June 23, 2016, the company consolidated its issued and outstanding common shares from 613,447,306 shares to 30,672,387 shares on the basis of 1 new common share for 20 old common shares (the “Reverse Stock Split”).As a result, the grant option has been adjusted to 50,000 shares.

Options issued and outstanding as of June 30, 2016 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2016	-	$-
Granted	1,000,000	0.03
Expired	-	-
Forfeited	-	-
Outstanding as of June 30, 2016	50,000	0.03	2.00
Exercisable as of June 30, 2016	50,000	0.03	2.00
Vested and expected to vest	50,000	0.03	2.00

As of June 30, 2016, the aggregate intrinsic value of options outstanding was $1,304.

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

	June 30, 2016	December 31, 2015
Beginning Balance	$-	$(12,930)
Formation of subsidiary	-	-
Net loss attributed to non-controlling interest	-	-
Other comprehensive income attributable to non-controlling interest	-	-
Gain on written-off on non-controlling interest	-	12,930
	$-	$-

NOTE 5 – SUBSEQUENT EVENTS

On July 15, 2016, the Company entered into Securities Purchase Agreement with the President, Chief Executive Officer and Director, Mr. Ho Kang-Wing, Pursuant to the agreement the Company issued to Mr. Ho a Convertible Promissory Note in consideration of $1,000,000 in cash.

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

A 20 to 1 reversed stock split was approved by the Board of Directors on November 9, 2015, by majority of shareholders on April 1, 2016, by FINRA on June 20, 2016 and effective on June 23, 2016. The issued and outstanding common stock was consolidated from 613,447,306 to 30,672,387 with each fractional share round up to 1 share.

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

We incurred a net (loss)/ gain attributable to common stockholders of ($1,281,950) and $220,571 during the six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $23,112,036 and $21,830,086 as of June 30, 2016 and December 31, 2015, respectively. In addition, we expect to incur an operating loss in the 2016 fiscal year.

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

Cash Requirements

We used cash in operations of $109,587 for the six months ended June 30, 2016. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2016, we will need a approximately $2,000,000 to sustain our operations, market our products effectively, and execute our business plan.

Our plan of operations for fiscal 2016 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2016
Capital required for expansion plans[1]	$1,500,000
Salaries	$140,000
Accounting and Legal Expenses	$75,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,932,500

1.	Capital for plan to acquire a plant factory in China and further R&D expenses.
2.	Based on 2016 average exchange rate of $0.128617

As at the date of this report we have entered into an agreement with our CEO and director, Mr. Ho Kang-Wing, pursuant to which we issued to Mr. Ho a Convertible Promissory Note in consideration of $1Million in cash proceeds in financing our working capital and to execute our business plan.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Our operating results for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months ended	Three Months ended
	June 30, 2016	June 30, 2015
	($)	($)
Operating revenues	-	81,145
Operating costs and expenses	1,203,794	132,298
Profit (Loss) from operations	(1,203,794)	(51,153)
Other income (expenses)	52	318,459
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	(1,203,742)	267,306
Net profit(loss) attributable to non-controlling interest	-	-
Net profit(loss) attributable to TRANSAKT LTD.	(1,203,742)	267,306

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $81,145 or approximately 100% from $81,145 for the three months ended June 30, 2015 to $0 for the three months ended June 30, 2016. Cost of sales for the three months ended June 30, 2016 was $0.

Operating Expenses

Operating expenses were $1,203,794 for the three months ended June 30, 2016, compared to $60,153 for the three months ended June 30, 2015, representing an increase of $1,143,641. The increase in operating expenses occurred due to a provision of bad debt being made for the stock subscription receivable.

Loss from Operations

Loss from operations were $1,203,794 for the three months ended June 30, 2016, compared to $51,153 for the three months ended June 30, 2015, representing an increase of $1,152,641. The increase in operating loss was primarily due to a provision of bad debt being made for the stock subscription receivable.

Other Income or Expenses

Other income were decreased by approximately $318,407 to $52 for the three months ended June 30, 2016 from $318,459 for the same period in 2015. The decrease was normal due to disposal of a subsidiary during the prior period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $1,203,742 for the three months ended June 30, 2016 compared to net profit approximately $267,306 for the three months ended June 30, 2015, representing a decrease of $1,471,048. The decrease was primarily due to a provision of bad debt being made for the stock subscription receivable written off adjustment base on the reverse split.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Our operating results for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months ended	Six Months ended
	June 30, 2016	June 30, 2015
	($)	($)
Operating revenues	-	81,145
Operating costs and expenses	1,281,989	180,200
Loss from operations	(1,281,989)	(99,055)
Other income	39	319,626
Provision for income taxes expense (benefit)	-	-
Net (loss)/ gain	(1,281,950)	220,571
Net loss attributable to non-controlling interest	-	-
Net (loss)/ gain attributable to TRANSAKT LTD.	(1,281,950)	220,571

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $81,145 or approximately 100% from $81,145 for the six months ended June 30, 2015 to $0 for the six months ended June 30, 2016. Cost of sales for the six months ended June 30, 2016 was $0.

Operating Expenses

Operating expenses were $1,281,989 for the six months ended June 30, 2016, compared to $108,055 for the six months ended June 30, 2015, representing an increase of $1,173,934. The increase in operating expenses was primarily due to a provision of bad debt being made for the stock subscription receivable.

Loss from Operations

Loss from operations were $1,281,989 for the six months ended June 30, 2016, compared to $99,055 for the six months ended June 30, 2015, representing an increase of $1,182,934. The increase in loss from operations was primarily due to a provision of bad debt being made for the stock subscription receivable.

Other Income or Expenses

Other income decreased by approximately $319,587 to $39 for the six months ended June 30, 2016 from $319,626 for the same period in 2015.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net (loss)/ income attributable to the Company’s common stockholders of ($1,281,950) for the six months ended June 30, 2016 compared to $220,571 for the six months ended June 30, 2015, representing a decrease of $1,502,521 .

Liquidity and Capital Resources

Our financial position as of June 30, 2016 and December 31, 2015 and the changes for the periods ended are as follows:

Working Capital

	As of	As of
	June 30, 2016	December 31, 2015
Current Assets	$6,244	$114,681
Current Liabilities	$268,205	$234,373
Working Capital	$(261,961)	$(119,692)

Our working capital deficit increased from $119,692 at December 31, 2015 to $261,961 at June 30, 2016, primarily as a result of decreases in cash and cash equivalents, prepayments, and increases in accrued expenses,

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2016	June 30, 2015
Net cash used in operating activities	$(109,587)	$(1,182,102)
Net cash used in investing activities	$-	$(628)
Net cash provided by financing activities	$12,900	$191,033

Net increase (decrease) in Cash and Cash Equivalents during the period	$(97,006)	$26,084
Cash and Cash Equivalents, beginning of period	$103,250	$208,922
Cash and Cash Equivalents, end of period	$6,244	$235,006

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2016 was $109,587, representing a decrease of $1,072,515 compared to net cash flow used in operating activities of $1,182,102 during the six months ended June 30, 2015. The decrease in the cash used in operating activities was primarily due to the decreases in account payable, prepayments and customer’s deposit.

Investing Activities

Net cash flow used in investing activities during the six months ended June 30, 2016 was $0, representing a decrease of $628 compared to net cash flow used in investing activities of $628 during the six months ended June 30, 2015.

Financing Activities

Net cash flow provided by financing activities during the six months ended June 30, 2016 was $12,900 which represented a 93% decrease from the $191,033 in net cash provided by financing activities during the six months ended June 30, 2015. The decrease in the cash provided by financing activities was primarily due to the absence of related party loans during the six months ended June 30, 2016.

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

Exchange Gain (Loss):

During the six months ended June 30, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $1,140,000 and $0 as of June 30, 2016 and December 31, 2015.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2016 and December 31, 2015,there is no inventory for our company.

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

The FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB has issued No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The FASB has issued No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Subsequent Events

On July 15, 2016, the Company entered into Securities Purchase Agreement with the President, Chief Executive Officer and Director, Mr..Ho Kang-Wing, Pursuant to the agreement the Company issued to Mr. Ho a Convertible Promissory Note in consideration of $1,000,000 in cash. The Note bears interest at the rate of 8% per annum and may be prepaid in whole or in part without penalty before the maturity date of July 14, 2018. At the option of the Holder, the outstanding principal and accrued interest underlying Note may be converted from time, on or following the maturity date, into common shares of our Company at the price of $0.01 per share.

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

Going Concern

Our company has incurred a net (loss)/ gain attributable to common stockholders of ($1,281,950) and $220,571 during the six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $23,112,036 and $21,830,086 as of June 30, 2016 and December 31, 2015, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2016, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

We have sustained operating losses before income tax of $(1,281,950) for the period ended June 30, 2016. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

The audit report included in this Annual Report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in China prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

Cash flow used in operations of $109,587 for the period ended June 30, 2016, and cash flow used in operations of $1,182,102 for the period ended June 30, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At August 12, 2016, we had 30,672,387common shares outstanding. As of August 12, 2016, we have 2,250,000 shares of our common stock available for issuance under our stock option plan.

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

TRANSAKT LTD.
(Registrant)

Dated: August 12, 2016	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2016	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)