Form 10-Q
period 2016-09-30
TRANSAKT LTD.
filed 2016-11-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________ to __________

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

30,672,387 common shares issued and outstanding as of November 14, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the nine months ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2015.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$727,347	$$103,250
Accounts receivable, net	-	-
Trade, net	-	-
Related parties	-	-
Other receivable, net	-	-
Inventory	-	-
Advance to suppliers	-	-
Due from related parties	-	-
Prepayments	-	11,431
Total Current Assets	$727,347	$114,681
Property & equipment, net	-	-
Deposits	-	-

Total Assets	$727,347	$114,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued expenses	55,691	43,373
Amount due to a director	-	191,000
Loan payable to related party	-	-
Convertible Promissory Note	1,000,000	-
Customer deposit	-	-
Total Current Liabilities	$1,055,691	$234,373

Total liabilities	$1,055,691	$234,373

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance $0.001 par value, 30,672,387 shares issued and outstanding at September 30, 2016 and December 31 2015, respectively	30,672	30,672*
Additional paid-in capital	25,117,179	25,117,179*
Accumulated deficit	(23,183,285)	(21,830,086)
Other comprehensive income	(432,910)	(437,457)
Stock subscription receivable	(60,000)	(1,200,000)
Treasury stock, common stock, at cost, 2,250,000 shares at
September 30, 2016 and December 31 2015, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	$(328,344)	$(119,692)
Non-controlling interest	-	-
Total Equity	$(328,344)	$(119,692)

Total Liabilities and Equity	$727,347	$114,681

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Sales, net	$-	$81,145	$-	$-
Cost of sales	-	72,145	-	-

Gross profit	-	9,000	-	-
Selling, general and administrative expenses	1,331,872	166,510	49,883	58,455
Impairment loss on fixed assets	-	-	-	-
Loss from operations	(1,331,872)	(157,510)	(49,883)	(58,455)
Other income (expense)
Interest income/ (expense)	(17,333)	(38)	(17,333)	-
Loss from investments	-	-	-	-
Gain (Loss) from disposal of subsidiary	-	(118,275)	-	(401,550)
Currency exchange gain (loss)	(3,994)	290	(4,033)	-
Gain on disposal of fixed assets	-	-	-	-
Other income	-	36,099	-	-
Total other income (expenses)	(21,327)	(81,924)	(21,366)	(401,550)
(Loss)/ Profit before income taxes	(1,353,199)	(239,434)	(71,249)	(460,005)
Provision for income taxes expense (benefit)	-	-	-	-
Net (loss)/ profit	(1,353,199)	(239,434)	(71,249)	(460,005)
Net gain (loss) attributable to non- controlling interest	-	-	-	-
Net (loss)/ profit attributable to TRANSAKT	$(1,353,199)	$(239,434)	$(71,249)	$(460,005)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:

Basic and diluted	30,672,387*	30,672,387*	30,672,387*	30,672,387*

Other Comprehensive Income (Loss)
Net loss	$(1,353,199)	$(239,434)	$(71,249)	$(460,005)

Foreign currency translation adjustment	4,547	46,980	4,866	(28)
Comprehensive income (loss)	(1,348,652)	(192,454)	(66,383)	(460,033)

Comprehensive income (loss) attributable to the non-controlling interest		-		-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(1,348,652)	$(192,454)	$(66,383)	$(460,033)

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

`	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net gain (loss) available to common stockholders	$(1,353,199)	$(239,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	-
Gain on disposal of assets	-	-
Loss on long-term investment	-	118,275
Bad debt expenses		-
	1,140,000
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	-	63,773
Decrease (Increase) in other receivable	-	26,899
Decrease (Increase) in inventory	-	61,639
Decrease (Increase) in advance to suppliers	-	113,924
Decrease (Increase) in prepayments	11,431	73,715
Decrease (Increase) in deposits	-	32,029
Increase (Decrease) in accounts payable and accrued expenses	12,318	(1,095,536)
Increase (Decrease) in customer deposits	-	-
Net cash used in operating activities	(189,450)	(844,716)
Cash flows from investing activities
Restricted cash	-	(628)
Acquisition of property and equipment	-	-
Payment for factory construction	-	-
Net cash used in investing activities	-	(628)
Cash flows from financing activities
Principal payments under capital lease obligations	-	-
Proceeds from issuance of Convertible Promissory Note	1,000,000	-
Due to related party		191,000
	(191,000)
Net cash provided by financing activities	809,000	191,000
Effect of exchange rate changes on cash and cash equivalents	4,547	615,329
Net increase (decrease) in cash and cash equivalents	624,097	(39,015)
Cash and cash equivalents
Beginning	103,250	208,922
Ending	$727,347	$169,907

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$17,333	$38

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $1,353,199 and $239,434 during the nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $23,183,285 and $21,830,086 as of September 30, 2016 and December 31, 2015, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2016, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) tightly budgeting and controlling all expenses; (2) expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2016; (3) cooperating with local partners in Guangdong province, China to research and develop new products; and (4) continuing to actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $1,140,000 and $0 as of September 30, 2016 and December 31, 2015.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. There is no inventory as of September 30, 2016 and December 31, 2015.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the nine months ended September 30, 2016 and 2015, respectively.

Due to related parties

An officer and shareholder advanced funds to the Company in the aggregate amount of $203,900 for working capital purposes. The Company has not entered into any agreement regarding the repayment of the advance, which is unsecured, non-interest bearing, and due on demand. At July 22,2016, the Company paid-off the debts to the officer . As of September 30, 2016 the account payable in respect of the advance was $0.

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

On June 23, 2016, the company consolidated its issued and outstanding common shares from 613,447,306 shares to 30,672,387 shares on the basis of 1 new common share for 20 old common shares (the “Reverse Stock Split”).As a result, the grant option has been adjusted to 50,000 shares Options issued and outstanding as of September 30, 2016 and their activities during the nine months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2016	-	$-
Granted –Before reverse split	1,000,000	0.03
Granted--After reverse split	50,000	0.60
Expired	-	-
Forfeited	-	-
Outstanding as of September 30, 2016	50,000	0.60	1.50
Exercisable as of September 30, 2016	50,000	0.60	1.50
Vested and expected to vest	50,000	0.60	1.50

As of September 30, 2016, the aggregate intrinsic value of options outstanding was $2,943.

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

	September 30, 2016	December 31, 2015
Beginning Balance	$-	$(12,930)
Formation of subsidiary	-	-
Net loss attributed to non-controlling interest	-	-
Other comprehensive income attributable to non-controlling interest	-	-
Gain on written-off on non-controlling interest	-	12,930
	$-	-

NOTE 5- CONVERTIBLE PROMISSORY NOTE

On July 15,2016, the Company has entered into a Securities Purchase Agreement with one of the Company’s shareholders, Kang-Wing Ho (“Holder”) to buy Unsecured Convertible Promissory Note(“Note”) as US$1 Million with annual interest at 8% for a two year period from July 15, 2016 to July 14,2018. This note can be converted into common stock at the option of the holder at any time. The conversion price shall equal to US$0.01 per share.

NOTE 6-SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2016 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

We incurred a net (loss)/ gain attributable to common stockholders of ($1,353,199) and $239,434 during the nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $23,183,285 and $21,830,086 as of September 30, 2016 and December 31, 2015, respectively. In addition, we expect to incur an operating loss in the 2016 fiscal year.

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

Cash Requirements

We used cash in operations of $189,450 for the nine months ended September 30, 2016. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2016, we will need approximately $2,000,000 to sustain our operations, market our products effectively, and execute our business plan.

Our plan of operations for fiscal 2016 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2016
Capital required for expansion plans[1]	$1,500,000
Salaries	$140,000
Accounting and Legal Expenses	$75,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,932,500

1.	Capital for plan to acquire a plant factory in China and further R&D expenses.
2.	Based on 2016 average exchange rate of $0.128917

As at the date of this report we have entered into an agreement with our CEO and director, Mr. Ho Kang-Wing, pursuant to which we issued to Mr. Ho a Convertible Promissory Note in consideration of $1Million in cash proceeds in financing our working capital and to execute our business plan.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Our operating results for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months ended	Three Months ended
	September 30, 2016	September 30, 2015
	($)	($)
Operating revenues	-	-
Operating costs and expenses	49,883	58,455
Profit (Loss) from operations	(49,883)	(58,455)
Other income(expenses)	(21,366)	(401,550)
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	(71,249)	(460,005)
Net profit(loss) attributable to non-controlling interest	-	-
Net profit(loss) attributable to TRANSAKT LTD.	(71,249)	(460,005)

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

There is no revenue for the three months ended September 30, 2016 and September 30, 2015 respectively. Cost of sales for the three months ended September 30, 2016 and 2015 was also $0.

Operating Expenses

Operating expenses were $49,883 for the three months ended September 30, 2016, compared to $58,455 for the three months ended September 30, 2015, representing a decrease of $8,572. The decrease in operating expenses occurred due to the decrease of professional fee and travel expenses for the period.

Loss from Operations

Loss from operations were $49,883 for the three months ended September 30, 2016, compared to $58,455 for the three months ended v September 30, 2015, representing a decrease of $8,572. The decrease in operating loss was primarily due to the decrease of professional fee and travel expenses for the period.

Other Income or Expenses

Other expenses were decreased by approximately $380,184 to $21,366 for the three months ended September 30, 2016 from $401,550 for the same period in 2015. The decrease was due to the loss from long term investment during the prior period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $71,249 for the three months ended September 30, 2016 compared to net loss approximately $460,005 for the three months ended September 30, 2015, representing a decrease of $388,756. The decrease was primarily due to the loss of disposal of subsidiary occurred during the prior period.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Our operating results for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months ended	Nine Months ended
	September 30, 2016	September 30, 2015
	($)	($)
Operating revenues	-	81,145
Operating costs and expenses	1,331,872	157,510
Loss from operations	(1,331,872)	(157,510)
Other income (expense)	(21,327)	(81,924)
Provision for income taxes expense (benefit)	-	-
Net (loss)/ gain	(1,353,199)	(239,434)
Net loss attributable to non-controlling interest	-	-
Net (loss)/ gain attributable to TRANSAKT LTD.	(1,353,199)	(239,434)

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $81,145 or approximately 100% from $81,145 for the nine months ended September 30, 2015 to $0 for the nine months ended September 30, 2016. Cost of sales for the nine months ended September 30, 2016 was $0.

Operating Expenses

Operating expenses were $1,331,872 for the nine months ended September 30, 2016, compared to $166,510 for the nine months ended September 30, 2015, representing an increase of $1,165,362. The increase in operating expenses was primarily due to a provision of bad debt being made for the stock subscription receivable.

Loss from Operations

Loss from operations were $1,331,872 for the nine months ended September 30, 2016, compared to $157,510 for the nine months ended September 30, 2015, representing an increase of $1,174,362. The increase in loss from operations was primarily due to a provision of bad debt being made for the stock subscription receivable.

Other Income or Expenses

Other expenses decreased by approximately $60,597 to $21,327 for the nine months ended September 30, 2016 from$81,924 for the same period in 2015.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net (loss)/ income attributable to the Company’s common stockholders of ($1,353,199) for the nine months ended September 30, 2016 compared to ($239,434) for the nine months ended September 30, 2015, representing an increase of $1,113,765.

Liquidity and Capital Resources

Our financial position as of September 30, 2016 and December 31, 2015 and the changes for the periods ended are as follows:

Working Capital
	As of	As of
	September 30, 2016	December 31, 2015
Current Assets	$727,347	$114,681
Current Liabilities	$(1,055,691)	$234,373
Working Capital	$(328,344)	$(119,692)

Our working capital deficit increased from $119,692 at December 31, 2015 to $328,344 at September 30, 2016, primarily as a result decrease on prepayments .

Cash Flows
	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(189,450)	$(844,716)
Net cash used in investing activities	$-	$(628)
Net cash provided by financing activities	$809,000	$191,000

Net increase (decrease) in Cash and Cash Equivalents during the period	$624,097	$(39,015)
Cash and Cash Equivalents, beginning of period	$103,250	$208,922
Cash and Cash Equivalents, end of period	$727,347	$169,907

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2016 was $189,450, representing a decrease of $655,266 compared to net cash flow used in operating activities of $844,716 during the nine months ended September 30, 2015. The decrease in the cash used in operating activities was primarily due to the decreases in account payable, prepayments and customer’s deposit.

Investing Activities

Net cash flow used in investing activities during the nine months ended September 30, 2016 was $0, representing a decrease of $628 compared to net cash flow used in investing activities of $628 during the nine months ended September 30, 2015.

Financing Activities

Net cash flow provided by financing activities during the nine months ended September 30, 2016 was $809,000 which represented a 323% increase from the $191,000 in net cash provided by financing activities during the nine months ended September 30, 2015. The increase in the cash provided by financing activities was primarily due to the issuance of promissory note of $1,000,000 to our CEO Mr. Ho Kang Wing during the nine months ended September 30, 2016.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $1,140,000 and $0 as of September 30, 2016 and December 31, 2015.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2016 and December 31, 2015,there is no inventory for our company.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2016 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of ($1,353,199) and ($239,434) during the nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $23,183,285 and $21,830,086 as of September 30, 2016 and December 31, 2015, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2016, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

We have sustained operating losses before income tax of $(1,353,199) for the period ended September 30, 2016. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $189,450 for the period ended September 30, 2016, and cash flow used in operations of $844,716 for the period ended September 30, 2015. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $2,000,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At November 14, 2016 we had 30,672,387common shares outstanding. As of November 14, 2016, we have 2,250,000 shares of our common stock available for issuance under our stock option plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2016, we entered into Securities Purchase Agreement with our President, Chief Executive Officer and Director, Ho Kang-Wing, pursuant to which we issued to Mr. Ho a Convertible Promissory Note (the “Note”) in consideration of $1,000,000 in cash proceeds. The Note bears interest at the rate of 8% per annum and may be prepaid in whole or in part without penalty before the maturity date of July 14, 2018. At the option of the Holder, the outstanding principal and accrued interest underlying Note may be converted from time, on or following the maturity date, into common shares of our Company at the price of $0.01 per share.

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

10.12	Form of Convertible Promissory Note and Securities Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 19, 2016)

Exhibit
Number	Description

(14)	Code of Ethics

14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

(21)	Subsidiaries of the Registrant

21.1	TransAKT (BVI) Ltd.(Wholly owned), a BVI company

21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAKT LTD.
(Registrant)

Dated: November 14, 2016	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)