Form 10-K
period 2016-12-31
TRANSAKT LTD.
filed 2017-04-17
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes [   ]       No [X]

The aggregate market value of Common Stock held by non-restricted of the Registrant on June 30, 2016 was $2,776,980.79 based on a $0.115 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
133,506,570 common shares as of April 17, 2017.

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

A 20 to 1 reversed stock split was approved by the Board of Directors on November 9, 2015, by majority of shareholders on April 1, 2016, by FINRA on June 20, 2016 and effective on June 23, 2016. The issued and outstanding common stock was consolidated from 613,447,306 to 30,672,404 with fractional share round up to 1 share.

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

Concurrently with our acquisition of Vegfab, our management began planning our exit from the VoIP telecommunications business owing to diminishing growth opportunities for our Company in that industry. Subsequently, on January 4, 2013, we entered into a share purchase and sale agreement with Mr. Pan Yen Chu pursuant to which we sold to Mr. Pan 100% of all issued and outstanding securities in our wholly owned subsidiary HTT in consideration for the cancellation and return to treasury of 45,000,000 previously issued common voting shares of our company with a deemed value of $0.04 per share or $1.8 million in the aggregate. The transfer of common shares was completed on January 7, 2013. On September 27, 2016, the company cancelled these treasury stocks of 45,000,000 shares amounted to $1.8 million in the aggregate.

As a result of our sale of HTT, Vegfab Agricultural Technology Co. Ltd. became our primary business unit. However, due to recurring losses from operations and in order to conserve operating resources, our management decided to sell the Vegfab on June 30, 2015.

Subsequent to our sale of Vegfab, we continue to be engaged in the sale and distribution of indoor agricultural equipment, including lighting, irrigation and hydroponic growing systems. We purchase inventory from third party manufacturers and re-sell equipment to various indoor agricultural operators located in Asia. Our primary markets are Taiwan, Hong Kong, Mainland China, and Singapore.

We have operating losses of $299,500 and $302,934 during the years ended December 31, 2016 and 2015, respectively, and incurred an accumulated deficit of $22,129,586 and $21,830,086 as of December 31, 2016 and December 31, 2015, respectively. In addition, we expect to incur an operating loss in 2017.

Historically, our officers and shareholders have advanced funds to our Company for working capital purposes. We have not entered into any agreement on the repayment terms for these advances. In 2013, the Company advanced funds bearing interest rate of 8% per annum from a shareholder in an aggregate amount of NTD28,780,933, or equivalent to $969,630. The Company has repaid both principal and interest during the same year. The interest expense of $60,765 was recorded under other expense from continuing operations before income taxes. In 2015, the company advanced funds from its officer and shareholder for working capital purpose. The company has not entered into any agreement on the repayment terms for these advances and the balance of the advance has been paid during the year.

On July 15, 2016 we entered into Securities Purchase Agreement with our President, Chief Executive Officer and Director, Ho Kang-Wing, pursuant to which we issued to Mr. Ho a Convertible Promissory Note (the “Note”) in consideration of $1,000,000 in cash proceeds. The Note bears interest at the rate of 8% per annum and may be prepaid in whole or in part without penalty before the maturity date of July 14, 2018. At the option of the Holder, the outstanding principal and accrued interest underlying Note may be converted from time, on or following the maturity date, into common shares of our Company at the price of $0.01 per share.

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

Principal Products and Markets

Food prices in Taiwan have risen to such an extent that it is now economical to cultivate plants in under-used residential space (such as garages or basements) or to convert underutilized urban or suburban real estate into vegetable farms or so-called “plant factories”. Urban greenhouse agriculture also offers the potential for greater yield and land efficiencies when compared to traditional farming because greenhouses may be stacked to maximize strata-space. Other recognized advantages of greenhouse plant cultivation include lower water consumption, diminished reliance on pest control measures, lower transport costs due to proximity to consumers, and scalability to accommodate available space. Compared to traditional greenhouses, the technology we sell allows for the creation of highly controlled environments where resources that fuel plant growth can be utilized more efficiently. “

Despite all these advantages, this new way of farming is developing slowly and sporadically, on a small scale, due to a significant initial investment required to build and equip a greenhouse. Other concerns include higher energy costs, inadequately developed cultivation technology, a limited range of crops, and blander-tasting vegetables than those grown by more traditional methods. Despite these drawbacks, demand for quality, pesticide-free and accessible produce has already led to the establishment of plant factories in Japan, mainland China and Taiwan. In Taiwan, where our operations are based and targeted, the Industrial Technology Research Institute has formed the Plant Factory Industry Development Association (TPFIDA) an industrial and academic association to develop the plant factories and indoor agriculture industry in Taiwan. Among the founding members of TPFIDA are EPISTAR Corporation, Everlight Electronics, Taiwan Fertilizer Co., Ltd., National Pingtung University of Science and Technology, and National Taiwan University. TPFIDA aims to promote cross industry collaboration platforms to build a comprehensive supply chain in Taiwan for the plant factory industry.

Manufacturing

It is not our intention to engage in the capital and management intensive endeavor of manufacturing our own products. We instead outsource our manufacturing and have spent considerable time identifying a stable of suitable engineering and manufacturing firms with proven track records. Our products are currently manufactured exclusively in China where intense competition among manufacturers provides a readily available supply of cost-effective, quality manufacturing options. In order to take advantage of the ample supply of manufacturing choices available to us in Taiwan and China, we have not entered into any formal or long-term agreements with any manufacturer for the fabrication of our products. Instead, by selecting manufacturers on an as needed basis, we are better able to take advantage of competitive pricing, ensure quality control, and maintain appropriate inventory supply levels. We do not rely on any particular manufacturer for any of our products.

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

Marketing Channels

For greenhouse products, we aim to align ourselves with industrial appliance retailers, home improvement and home and garden retailers, property developers, architects, and home improvement professionals in order to capitalize on all possible markets and existing distribution infrastructure. Our primary markets are Taiwan, Hong Kong, Mainland China, and Singapore.

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

  Liladien Industrial: Founded in 1998 to make bathtubs, Liladien Industrial Co., Ltd. integrated ultra-micro gas bubble aeration technology for Jacuzzis with LED to produce “aqua-cultural containers” in 2008, its first step into the greenhouse industry. The company's aqua-cultural equipment comes in potted plant types for educational purpose, cabinet type for households, and greenhouses for mass production. “

  Nano Bio Light Technology: Nano Bio Light Technology Co., Ltd. has worked with local academic institutes for over 10 years to research LED applications for horticulture. The company's LED-lit horticultural equipment comes in types for research, households, store demonstrations, condo blocks, and mass production.

Intellectual Property

We hold common law trademark rights and copyright in our corporate name and related logos and trademarks. However, we have not filed for the registration of our trademarks or copyrights in any jurisdiction.

Research and Development

No significant research and development expenses were incurred in 2016 or 2015. Any future research and development undertakings will be subject to the availability of sufficient capital.

Employees

We have 3 full time employees in Hong Kong working in various administrative and operations related capacities. These include management, accounting, product marketing, information technology, and customer service, amongst others. Our payroll costs were approximately $136,224 and $119,658 for the year ended December 31, 2016 and 2015, respectively. We estimate that our payroll costs for fiscal 2017 will be approximately $115,000 based on our current business plan.

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

We sustained operating loss for each of the fiscal years ended December 31, 2016 and 2015 of $299,500 and $302,934, respectively. We also anticipate sustaining a loss from operations for the fiscal year ended December 31, 2017. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Our revenues, profitability and future growth and the carrying value of assets are substantially dependent on prevailing world economic conditions and fluctuations in influencing factors such as exchange rates, rates of inflation, governmental stability and natural disasters. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon these factors. The negative impact of these factors on sales orders originating from an affected country would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations. For example, unfavorable changes in exchange rates can increase the cost of our products and reduce revenues resulting in reduced profitability. In the event that our profitability is reduced and we are unable to maintain our profit margins, it may be difficult to raise capital and reduce our borrowing ability. In addition, as has been recently experienced, general downturns in the technology sector worldwide have made fundraising difficult. Since the marketing of our products will require us to raise capital, this may have an adverse effect on our ability to continue operations and to effectively market our products.

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

The audit report included in our Annual Report on Form 10-K was prepared by auditors who are not inspected by the Public Accounting Oversight Board (“PCAOB”) and as a result, our shareholders are deprived of the benefit of having PCAOB inspections.

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

Cash flow used in operating activities of our continuing operations for the fiscal years ended December 31, 2016 and 2015 were $277,938 and $508,656, respectively. We have been dependent upon the proceeds of equity and non-equity financing to fund operations. No assurances can be given that our actual cash requirements will not exceed our budget or that anticipated revenues will be realized when needed, lines of credit will be available if necessary or that additional capital will be available. We anticipate that over the next twelve months, we will need a minimum of $1,000,000 to sustain our current operations without regard to our business plan.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At April 17, 2017, we had 133,506,570 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2016	$0.24	$0.01
September 30, 2016	$0.25	$0.03
June 30, 2016	$0.014	$0.0061
March 31, 2016	$0.0125	$0.0049
December 31, 2015	$0.0075	$0.0041
September 30, 2015	$0.05	$0.0035
June 30, 2015	$0.041	$0.025
March 31, 2015	$0.06	$0.04
December 31, 2014	$0.085	$0.041

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Transfer Online, Inc., 512 SE Salmon St., Portland, OR 97214 (Telephone: (503) 227-2950) is the registrar and transfer agent for our common shares.

On April 17, 2017, the shareholders' list showed 133 registered shareholders and 133,506,570 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2016 and December 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operating Results

On July 26, 2012, we acquired 100% of the equity interests of the Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”) for the sum of US$5,500,000. The acquisition was accounted for as a business combination under the purchase method of accounting. Vegfab’s results of operations were included in our results beginning July 27, 2012. Due to recurring losses from operations, and in order to conserve operating resources, our management decided to sell Vegfab on June 30, 2015. The resulting adjustment to our operating losses was not reflected until fiscal 2016, when we incurred operating losses of $258,313 compared to $635,187 incurred during fiscal 2015.

Our plan of operations for fiscal 2017 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2017
Capital required for expansion plans[1]	$1,000,000
Salaries	$115,000
Accounting and Legal Expenses	$75,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,407,500

1.	Capital for plan to acquire factory in China, further R&D expenses.

2.	Based on 2016 average exchange rate of $0.128625.

As of April 17, 2017 we will require additional financing of approximately $1,400,000 to execute our business strategy for fiscal 2017. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operation for the Years Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Results of Operation

Our operating results for the years ended December 31, 2016 and 2015 are summarized as follows:

		Year Ended
		December 31,		December 31,
		2016		2015
Sales, net		$-		$81,145
Cost of sales		$-		$72,145
Gross Profit(Loss)		$-		$9,000

Selling, general and administrative expenses		$258,313		$644,187
Loss from operations		$(258,313)		$(635,187)
Total Other income (expenses)		$(41,187)		$332,253
Provision for income taxes expense (benefit)	$	Nil	$	Nil
Net loss		$(299,500)		$(302,934)
Net loss attributable to non-controlling interest		$-		$-
Net loss attributable to TRANSAKT LTD.		$(299,500)		$(302,934)

Revenues & Cost of Sales

There was no sales revenue for the year ended December 31, 2016 compare to $81,145 from the same period in 2015. The decrease in net revenue was primarily due to the disposal of Vegfab on June 30, 2015.

Cost of sales was zero for the year ended December 31, 2016 since the zero sales in 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2016 totaled $258,313 compared to operating expenses of $644,187 during the year ended December 31, 2015 down by 60% The decrease in operating expenses was primarily due to the disposal of Vegfab on June 30, 2015.

Loss from Operations

Loss from operations for the year ended December 31, 2016 totaled $258,313 compared to $635,187 from the same period in 2015 decreased by $376,874. The decrease was primarily due to the disposal of Vegfab on June 30, 2015.

Other Income (expenses)

Other (expense) / income increased approximately $(373,440) to $(41,187) for the year ended December 31, 2016 from $332,253 for the same period in 2015. The increase in net other expense was primarily due to the increase in interest expense on convertible note and decrease of gain on disposal of investments.

Net loss

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $299,500 for the year ended December 31, 2016 as compared to a loss of $302,934 for the year ended December 31, 2015, representing a decrease of approximately $3,434.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Working Capital

	At	At
	December 31,	December 31,
	2016	2015
Current assets	$648,601	$114,681

Current liabilities	$1,063,504	$234,373

Working capital	$(414,903)	$(119,692)

Cash Flows

	Fiscal year ended December 31,
	2016	2015
Net cash used in operating activities	$277,938	$508,656
Net cash used in investing activities	$-	$628
Net cash provided by financing activities	$809,000	$460,523

Net cash flow used in operating activities was $277,938 in 2016, compared to $508,656 in 2015, a decrease of $230,718. The decrease in net cash flow used in operating activities was mainly due to the disposal of Vegfab in June 30, 2015.

There is no net cash flow used in investing activities for 2016, compared to net cash flow used in investing activities of $628 for 2015, a decrease of $628.

Net cash flow provided by financing activities was $809,000 for 2016, compared to net cash flow provided by financing activities of $460,523 for 2015, an increase of $348,477. The increase in net cash flow provided by financing activities of continuing operations in 2016 was mainly due to the issuance of convertible note to our CEO-Mr. Ho for one million during 2016.

Our working capital was ($414,903) as of December 31, 2016 compared to ($119,692) as of December 31, 2015.

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

Capital Expenditure

Total capital expenditures were $0 and $628 for the years ended December 31, 2016 and 2015, respectively.

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

Cash Requirements

We used cash in operations of $277,938 for the year ended December 31, 2016. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,400,000 to sustain our current operations and market our products effectively.

Research and Development

No significant research and development expenses were incurred in 2016 or 2015.

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

Going Concern

We has incurred a net loss attributable to the Company’s common stockholders of $299,500 and $302,934 during the years ended December 31, 2016 and 2015, respectively, and has an accumulated deficit of $22,129,586 and $21,830,086 as of December 31, 2016 and December 31, 2015, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2016, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2017; (3) Cooperate with local partners in Guangdong province, China to research and develop new products. (4)The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recent accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

-Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

The FASB has issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

The amendments also simplify two areas specific to private companies:

1. Practical Expedient for Expected Term: In lieu of estimating the period of time that a share-based award will be outstanding, private companies can now apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics.

2. Intrinsic Value: Private companies can now make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. Previously, private companies were provided an option to measure all liability-classified awards at intrinsic value, but some private companies were unaware of that option.

Accounting for employee share-based awards was identified by the Private Company Council (PCC) as an area of concern among private company stakeholders. The PCC worked with the FASB to discuss and analyze the issues that private companies have encountered in this area when applying the standard. The PCC also asked the FASB staff to conduct outreach with users as a part of the FASB’s pre-agenda research on the topic.

The FASB also considered the conclusions in the Financial Accounting Foundation’s Post-Implementation Review Report on Statement 123(R), Share-Based Payment. Though the report concluded that the prior standard achieved its purpose, it noted that certain areas within Statement 123(R) may be costly and difficult to apply.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

The FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.

The amendments provide guidance on the following eight specific cash flow issues:

  Debt Prepayment or Debt Extinguishment Costs;

  Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

  Contingent Consideration Payments Made after a Business Combination;

  Proceeds from the Settlement of Insurance Claims;

  Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;

  Life Insurance Policies;

  Distributions Received from Equity Method Investees;

  Beneficial Interests in Securitization Transactions; and

  Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.

The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.

FASB Amends the Accounting for Intra-Entity Transfers of Assets. The FASB has issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP.

The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment.

The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.

The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs.

The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.

The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

The FASB has issued Accounting Standards Update (ASU) No. 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of the types of categories listed below.

  Amendments related to differences between original guidance (e.g., FASB Statements, EITF Issues, etc.) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this category may relate to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance.

  Guidance clarification and reference corrections that provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied.

  Simplification amendments that streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

  Minor improvements to the guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

Tabular Disclosure of Contractual Obligations

Operating Leases

We were not party to any leases agreement during the year ended December 31, 2016.

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
DECEMBER 31, 2016 AND 2015 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransAKT Ltd.

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), change in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of TransAKT Ltd. as of December 31, 2016 and 2015, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit of $(22,129,586) at December 31, 2016, including net loss of $299,500 during the years ended December 31, 2016. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Hong Kong, SAR
April 17, 2017

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$638,601	$103,250
Prepayments	10,000	11,431
Total Current Assets	648,601	114,681

Total Assets	$648,601	$114,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$63,504	$43,373
Amount due to a director	-	191,000
Convertible Promissory Note	1,000,000	-
Total Current Liabilities	1,063,504	234,373

Total liabilities	1,063,504	234,373

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 28,439,904 shares and 30,672,404* shares issued and outstanding at December 31, 2016 and 2015*, respectively	28,440	30,672
Additional paid-in capital	23,319,411	25,117,179
Accumulated deficit	(22,129,586)	(21,830,086)
Other comprehensive income	(433,168)	(437,457)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 0 share and 2,232,500* shares at December 31, 2016 and 2015*, respectively	-	(1,800,000)

Total Stockholders' Equity	(414,903)	(119,692)

Total Equity	(414,903)	(119,692)

Total Liabilities and Equity	$648,601	$114,681

The accompanying notes are an integral part of the financial statements

* All shares outstanding for all periods have been retroactively restated to reflect TransAKT’s 1-for-20 reverse stock split, which was effective on June 23, 2016.

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Sales, net	$-	$81,145
Cost of sales	-	72,145

Gross profit	-	9,000
Selling, general and administrative expenses	258,313	644,187
Loss from operations	(258,313)	(635,187)
Other income (expense)
Interest expense	(37,333)	(38)
Loss on disposal of investments	-	(1,000,000)
Gain on disposal of investments	-	1,283,275
Gain on written-off of non-controlling interest	-	12,930
Currency exchange loss	(3,854)	(13)
Other income	-	36,099
Total other income	(41,187)	332,253
Loss before income taxes	(299,500)	(302,934)
Provision for income taxes expense (benefit)	-	-
Net loss	(299,500)	(302,934)
Net loss attributable to TRANSAKT LTD.	$(299,500)	$(302,934)

Loss per share:
Basic and diluted income (loss) common stockholders per share*	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	22,670,938	30,672,404

Other Comprehensive Income (Loss)
Net profits (loss)	$(299,500)	$(302,934)

Foreign currency translation adjustment	4,289	47,178
Comprehensive income (loss)	(295,211)	(255,756)
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(295,211)	$(255,756)

The accompanying notes are an integral part of the financial statements

* All shares outstanding for all periods have been retroactively restated to reflect TransAKT’s 1-for-20 reverse stock split, which was effective on June 23, 2016.

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016

	Common Stock		Additional	Stock	Accumulated	Other	Treasury	Stock at	Non-	Total
	Shares*	Amount*	Paid-in	Subscription	Deficit	Comprehensive	Shares*	Cost	controlling
			Capital*	Receivable		Income		Amount	Interest
						(loss)

Balance at December 31, 2014	30,672,404	$30,672	$25,117,179	$(1,200,000)	$(21,514,222)	$(484,635)	(2,232,500)	$(1,800,000)	$(12,930)	$136,064

Disposal of subsidiary					(12,930)				12,930	-

Net loss					(302,934)	47,178				(255,756)

Balance at December 31, 2015	30,672,404	$30,672	$25,117,179	$(1,200,000)	$(21,830,086)	$(437,457)	(2,232,500)	$(1,800,000)	$-	$(119,692)

Cancellation of treasury shares	(2,232,500)	(2,232)	(1,797,768)	-	-	-	2,232,500	1,800,000	-	-

Net loss	-	-	-	-	(299,500)	4,289	-	-	-	(295,211)

Balance at December 31, 2016	28,439,904	$28,440	$23,319,411	$(1,200,000)	$(22,129,586)	$(433,168)	-	$-	$-	$(414,903)

* All shares outstanding for all periods have been retroactively restated to reflect TransAKT’s 1-for-20 reverse stock split, which was effective on June 23, 2016.

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities
Net profits (loss) available to common stockholders	$(299,500)	$(302,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of investments	-	1,000,000
Gain on disposal of investments	-	(1,283,275)
Bad debt expense	-	401,550
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	-	453,758
Decrease (Increase) Increase in other receivable	-	26,899
Decrease (Increase) in inventory	-	61,639
Decrease (Increase) in advance to suppliers	-	113,924
Decrease (Increase) in prepayments	1,431	68,867
Decrease (Increase) in deposits	-	32,029
Increase (Decrease) in accounts payable and accrued expenses	20,131	(1,081,113)
Net cash used in operating activities	(277,938)	(508,656)

Cash flows from investing activities
Restricted cash	-	(628)
Net cash used in investing activities	-	(628)

Cash flows from financing activities
Non-controlling interest	-	(12,930)
Repayment of loan from others	-	285,365
Net proceeds of short-term loans from shareholders	-	(2,912)
Net repayment of amount due to shareholders	(191,000)	191,000
Proceeds from issuance of Convertible Promissory Note	1,000,000	-
Net cash provided by financing activities	809,000	460,523
Effect of exchange rate changes on cash and cash equivalents	4,289	(56,911)

Net increase (decrease) in cash and cash equivalents	535,351	(105,672)

Cash and cash equivalents
Beginning	103,250	208,922
Ending	$638,601	$103,250

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$37,333	$38
Non-cash transactions:
Gain on written-off of non-controlling interest	$-	$(12,930)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

On July 26, 2012, the Company acquired 100% equity of Vegfab Agricultural Technology Co. Ltd. (the “Vegfab”), a company incorporated under the laws of the Republic of China (“ROC, Taiwan”). Vegfab is mainly engaged in selling agricultural equipment used to grow vegetables using simulated sunlight from LED lamps in hydroponic systems (see Note 12).

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

Going Concern

The Company has incurred a net loss of $299,500 and $302,934 during the years ended December 31, 2016 and 2015, respectively, and has an accumulated deficit of $22,129,586 and $21,830,086 as of December 31, 2016 and December 31, 2015, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2016, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2017; (3) Cooperate with local partners in Guangdong province, China to research and develop new products. (4) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2016 and 2015, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

-Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

-Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

The FASB has issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

The amendments also simplify two areas specific to private companies:

1. Practical Expedient for Expected Term: In lieu of estimating the period of time that a share-based award will be outstanding, private companies can now apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics.

2. Intrinsic Value: Private companies can now make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. Previously, private companies were provided an option to measure all liability-classified awards at intrinsic value, but some private companies were unaware of that option.

Accounting for employee share-based awards was identified by the Private Company Council (PCC) as an area of concern among private company stakeholders. The PCC worked with the FASB to discuss and analyze the issues that private companies have encountered in this area when applying the standard. The PCC also asked the FASB staff to conduct outreach with users as a part of the FASB’s pre-agenda research on the topic.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

The FASB also considered the conclusions in the Financial Accounting Foundation’s Post-Implementation Review Report on Statement 123(R), Share-Based Payment. Though the report concluded that the prior standard achieved its purpose, it noted that certain areas within Statement 123(R) may be costly and difficult to apply.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

The FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.

The amendments provide guidance on the following eight specific cash flow issues:

  Debt Prepayment or Debt Extinguishment Costs;

  Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

  Contingent Consideration Payments Made after a Business Combination;

  Proceeds from the Settlement of Insurance Claims;

  Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;

  Life Insurance Policies;

  Distributions Received from Equity Method Investees;

  Beneficial Interests in Securitization Transactions; and

  Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.

The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

FASB Amends the Accounting for Intra-Entity Transfers of Assets. The FASB has issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP.

The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment.

The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.

The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs.

The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.

The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

The FASB has issued Accounting Standards Update (ASU) No. 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the Accounting Standards Codification. The amendments generally fall into one of the types of categories listed below.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

  Amendments related to differences between original guidance (e.g., FASB Statements, EITF Issues, etc.) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this category may relate to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance.

  Guidance clarification and reference corrections that provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied.

  Simplification amendments that streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

  Minor improvements to the guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

NOTE 3– CONVERTIBLE PROMISSORY NOTE

Convertible Promissory Note consists of the following:

	December 31, 2016	December 31, 2015
Convertible Promissory Note	1,000,000	-
	$1,000,000	$-

On July 15, 2016, the Company entered into Securities Purchase Agreement with the President, Chief Executive Officer and Director, Mr. Ho Kang-Wing, Pursuant to the agreement the Company issued to Mr. Ho a Convertible Promissory Note in consideration of $1,000,000 in cash. An interest rate is 8% per annum. Maturity date is July 14, 2018. The fair value measurement of the convertible promissory note was recorded in carrying amount because the convertible promissory note was issued to the existing shareholder, the current fair value calculation models did not reflect the fair value of the note in this transaction and this note was subsequently converted to common stock on February 28, 2017.

NOTE 4 – PREPAYMENTS

Prepayments consist of the following:

	December 31, 2016	December 31, 2015
Prepaid expenses	10,000	11,431
	$10,000	$11,431

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2016	December 31, 2015
Accrued payroll	$-	$11,355
Accrued employee benefits and pension expenses	-	386
Accrued professional fees	26,171	30,030
Accrued interest expenses	37,333	-
Others	-	1,602
	$63,504	$43,373

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transaction

On July 15, 2016, the Company entered into Securities Purchase Agreement with the President, Chief Executive Officer and Director, Mr. Ho Kang-Wing, Pursuant to the agreement the Company issued to Mr. Ho a Convertible Promissory Note in consideration of $1,000,000 in cash. An interest rate is 8% per annum. Maturity date is July 14, 2018. (see Note 3)

There was no related party transaction for the year ended December 31, 2016.

Due to related parties

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2016 and 2015, there was $Nil and $191,000 advances outstanding.

Interest expense of $37,333 for convertible promissory note was accrued under accrued expenses as of December 31, 2016. The interest expense was payable to Mr. Ho Kang-Wing, the President, Chief Executive Officer and Director of the Company.

NOTE 7 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions -The United States and Hong Kong. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2016 and 2015. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

For the year ended December 31, 2016, the Company had net operating loss carry-forwards of approximately $1,281,924 that may be available to reduce future years’ taxable income through 2035, Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following years ended December 31:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$146,326	$478,497
Less: Valuation allowance	(146,326)	(479,497)
Net provision for Federal income taxes	$-	$-

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2016 and 2015 are as follows:

U.S:	2016	2015
Deferred tax asset – non-current:
Net operating loss carry forward	$1,281,924	$1,135,598
Valuation allowance	(1,281,924)	(1,135,598)
Net deferred tax asset	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2016 and 2015:

	2016	2015
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- HK	16.5%	16.5%
Other (a)	(16.5%)	(16.5%)
Effective tax rate	0%	0%

(a) Other represents expenses incurred by the Company that are not deductible for HK income taxes and changes in valuation allowance for HK entities for the years ended December 31, 2016 and 2015.

NOTE 8 – COMMITMENTS

Operating Leases
The Company leases various office, warehouse, store, and factory facilities under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $0 and $2,078 for the years ended December 31, 2016 and 2015, respectively.

Effective June 30, 2015, the Company sold its subsidiaries, Transakt Taiwan Ltd.,Vegfab Agricultural Technology Co. Ltd., and TransAKT Holdings Ltd. (Turks & Caicos), which held the leases. As a result of the disposal, the Company has no further lease commitments.

Sale-leaseback Transaction:
As of December 31, 2016, the Company did not have any sale-leaseback transaction.

NOTE 9- – COMMON STOCK

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

On July 26, 2012, the Company issued 150,000,000 shares of common stock as a part of consideration for acquisition of Vegfab Agricultural Technology Co., Ltd. (Note 12).

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

On June 23, 2016, the company made a stock reverse split of 20 to 1. The issued and outstanding common stock was consolidated from 613,447,306 shares to 30,672,404 shares with fractional share round up to 1 share.

On October 4, 2016, the company cancelled the treasury stock of common shares 2,232,500.

NOTE 10 – SHARE-BASED COMPENSATION

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

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	1.50
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

            The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin (A) Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

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

Options issued and outstanding as of December 31, 2016 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2016	-	$-
Granted- Before reverse split	1,000,000	0.03
Granted- After reverse split	50,000	0.6
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2016	50,000	0.6	1.5
Exercisable as of December 31, 2016	50,000	0.6	1.5
Vested and expected to vest	50,000	0.6	1.5

As of December 31, 2016, the aggregate intrinsic value of options outstanding was $0.

NOTE 11 – NON-CONTROLLING INTEREST

On October 30, 2013, the Company invested a subsidiary, TransAKT H.K. The Company has a 60% interest and Million Talented Ltd. holds a 40% interest. During 2015, Million Talented Ltd. transferred the 40% TransAKT H.K. back to the Company. The Company recorded a gain on non-controlled interest written-off and non-controlling interest was no longer exist.

	December 31, 2016	December 31, 2015
Beginning Balance	$-	$(12,930)
Gain on written-off of non-controlling interest	-	12,930
	$-	$-

NOTE 12 – BUSINESS ACQUSITION AND DISPOSAL

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

NOTE 13 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The following table sets forth the computation of basic and diluted net income per common share: The following table sets forth the computation of basic and diluted net income per common share:

	December 31, 2016	December 31, 2015
Numerator
Net (loss)/income	$(299,500)	$(302,934)

Denominator
Weighted average shares – Basic EPS
Weighted average shares – Diluted EPS
	22,670,938	30,672,404
Net income (loss) per share – Basic and Diluted
EPS - basic and diluted	$(0.01)	$(0.01)

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued these financial statements.

On February 28, 2017, Mr. Ho Kang–wing (the holder of convertible promissory note) elected to convert the entire outstanding amount of the Note into 105,066,666 common shares of the Company including the accumulated interest. Therefore, the issued and outstanding common shares of the Company were increased to 133,506,570 shares at that date.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 30, 2016, AWC (CPA) Limited (“AWC”) resigned as the Company’s independent registered public accounting firm. The reports of AWC on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through May 5, 2016, there were no (i) "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with AWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AWC's satisfaction, would have caused AWC to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On May 5, 2016, the Company engaged Centurion ZD CPA Limited (“CZD”) (previously named as DCAW (CPA) Limited) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2016

This was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2016, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Centurion ZD CPA Ltd., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control

During the fiscal year ended December 31, 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2016. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
Ho Kang-Wing	54	Chairman, Chief Executive Officer, President and Director	March 12, 2015
Yam Chi-Wah	54	Chief Financial Officer	March 12, 2015
He Jiaxian	30	Director	March 12, 2015
He Jingtian	62	Director	March 12, 2015
Tam Yuk-Ching	50	Director	March 12, 2015

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

Ho Kang-Wing – Chairman, Chief Executive Officer, President and Director

Since 1993 Ho Kang Wing has served and the managing director of Guangdong Dongrong Metal Products Co., Ltd., Foshan, Guangdong, China based company specializing in the design and production of metal and wood products. Under his direction Guangdong Dongrong has achieved annual revenues in excess of USD$100,000,000. Mr. Ho has served on TransAKT’s board of directors since July 2013.Mr. Ho has committed to help TransAKT to develop and promote our product mix in China and other Asian countries. He is 54 years of age and resides in Kowloon City, Hong Kong.

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

He Jingtian – Director

In 1993 Mr. He Jingtian founded Guangdong Dongrong Metal Products Co., Ltd. He has served as general manager of Guangdong Dongrong since its inception. He is 62 years of age and resides in Shunde City, Guangdong, China.

He Jiaxian – Director

Mr. He Jiaxian obtained a Bachelors of Arts degree in International Economics and Trade from South China University of Technology in 2010, and a Master of Science in Management from Loughborough University (UK) in 2012. In 2013 he joined Guangdong Dongrong Metal Products Co., Ltd. as a project manager. He is also the founder and director of Guangdong Chuansuo Agricultural Science and Technology Co. Ltd. Mr. He is 30 years of age and resides in Shunde City, Guangdong, China.

Tam Yuk-Ching – Director

Since 2004 Ms. Tam Yuk Ching has served as the managing director of Legend Hardware Ltd., a Hong Kong based manufacturer of furniture hardware which employs over 2,500 workers at its 100,000 square meters factory in Foshan, China. Ms. Tam brings more than 20 years of experience in corporate finance and will assist the Company in all financing and capital raising activities in the future. She is 50 years of age and resides in Hong Kong.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ho KangWing(1) Chairman, Chief Executive Officer, President and Director	2016 2015	89,230 66,923	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	89,230 66,923
Yam Chi- Wah(2) Chief Financial Officer	2016 2015	23,076 17,308	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	23,076 17,308

(1)	Mr. Ho Kang-Wing was appointed as chairman, chief executive officer, president and a director of our company on March 12, 2015.
(2)	Mr. Yam Chi-Wah was appointed as chief financial officer of our company on March 12, 2015.

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

2014 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2016.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2016 there were no options exercised by our named officers.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 17, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Ho Kang-Wing President, Chief Executive Officer, and Director 23 Sam Mun Tsai Road, The Beverly Hills Boulevard Du Lac, House 212, Tai Po, NT Hong Kong	71,250,000	53.37%
Tam Yuk-Ching Director 23 Sam Mun Tsai Road, The Beverly Hills Boulevard Du Lac, House 212, Tai Po, NT Hong Kong	1,400,000	1.05%
He Jingtian Director 11 Jinghong Road Hujing Garden Daliang Shunde 528300 Foshan Gd China	1,400,000	1.05%
He Jiaxian Director 11 Jinghong Road Hujing Garden Daliang Shunde 528300 Foshan Gd China	750,000	(2)
Yam Chi-Wah Chief Financial Officer Flat E 7/F Block 21 Laguna City Kwun Tong Kowloon, Hong Kong	125,000	(2)
Directors and Executive Officers as a Group(1)	74,925,000 Common Shares	56.12%
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class(1)
Au Yeung Kam-Hung Room 1306 Lai Ming House, Wah Ming Estate, Fanling, Hong Kong	36,401,666	27.26%
Other holders of 5% or more	36,401,666 Common Shares	27.26%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 17, 2017. As of April 17, 2017 there were 133,506,570 shares of our company’s common stock issued and outstanding.

(2)	Less than 1%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The Company’s officers and shareholders have advanced funds to the Company for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advance had been paid off during the year.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Ho Kang-Wing, He Jingtian, He Jiaxian, and Tam Yuk-Ching. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$21,000	$35,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$21,000	$35,000

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

TransAKT Ltd.
(Registrant)

Dated: April 17, 2017	/s/ Ho Kang-Wing

Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 17, 2017	/s/ Yam Chi-Wah

Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2017	/s/ Ho Kang-Wing
Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 17, 2017	/s/ He Jingtian

He Jingtian
Director

Dated: April 17, 2017	/s/ He Jiaxian

He Jiaxian
Director

Dated: April 17, 2017	/s/ Tam Yuk-Ching

Tam Yuk-Ching
Director