Form 10-Q/A
period 2016-06-30
TRANSAKT LTD.
filed 2017-04-20
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
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
30,672,387 common shares issued and outstanding as of August 12, 2016

EXPLANATORY NOTE

This Amendment No, 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Transakt Ltd. (“the Company”) for the quarterly period ended June 30, 2016 as originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2016 (the “Original Filing”). This amendment restates and reflects a change of estimation on the recoverability of a Stock Subscription Receivable by the Company . The restatement is described in Note 6 of the Company’s condensed consolidated financial statements for the period ended June 30, 2016. In addition, the following relevant items in the Company’s financial statements for the period ended June 30, 2016 have been restated: (i) the statement of shareholders’ equity on the condensed consolidated balance sheets; (ii) the statement of expenses and corresponding profit and loss on the condensed consolidated statements of operations; and (iii) the statement of cash flows from operating activities on the condensed consolidated statements of cash flows. Management’s Discussion and Analysis of Financial Condition and Results of Operations have also been changed accordingly.

For convenience and ease of reference, the Company is re-filing the Quarterly Report in its entirety, with the applicable amendments. Unless otherwise stated, all information contained in this amendment is stated as of August 12, 2016, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to August 12, 2016.. No information in the Original Filing has been amended except as described above. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

CONTENTS

Page
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	F-1-F-2
Condensed Consolidated Statements of Operations	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 – F-14

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited) (Restated)	(Audited)
Current Assets
Cash and cash equivalents	$6,244	$$103,250
Restricted cash	-	-
Accounts receivable, net	-	-
Trade, net	-	-
Related parties	-	-
Other receivable, net	-	-
Inventory	-	-
Advance to suppliers	-	-
Due from related parties	-	-
Prepayments	-	11,431
Total Current Assets	$6,244	$114,681
Property & equipment, net	-	-
Deposits	-	-

Total Assets	$6,244	$114,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued expenses	64,305	43,373
Amount due to a director	203,900	191,000
Loan payable to related party	-	-
Other payable	-	-
Customer deposit	-	-
Total Current Liabilities	$268,205	$234,373

Total liabilities	$268,205	$234,373

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 30,672,387 shares issued * and outstanding at June 30, 2016 and December 31 2015, respectively	30,672	30,672*
Additional paid-in capital	25,117,179	25,117,179*
Accumulated deficit	(21,972,036)	(21,830,086)
Other comprehensive income	(437,776)	(437,457)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 2,250,000 shares at June 30, 2016 and December 31 2015, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	$(261,961)	$(119,692)
Non-controlling interest	-	-
Total Equity	$(261,961)	$(119,692)

Total Liabilities and Equity	$6,244	$114,681

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Restated)		(Restated)
Sales, net	$-	$81,145	$-	$81,145
Cost of sales	-	(72,145)	-	(72,145)

Gross profit	-	9,000	-	9,000
Selling, general and administrative expenses	(141,989)	(108,055)	(63,794)	(60,153)
Impairment loss on fixed assets	-	-	-	-
Loss from operations	(141,989)	(99,055)	(63,794)	(51,153)
Other income (expense)
Interest income/ (expense)	-	(38)	-	-
Loss from investments	-	-	-	-
Gain from disposal of subsidiary	-	283,275	-	283,275
Currency exchange gain (loss)	39	290	52	(915)
Gain on disposal of fixed assets	-	-	-	-
Other income	-	36,099	-	36,099
Total other income (expenses)	39	319,626	52	318,459
(Loss)/ Profit before income taxes	(141,950)	220,571	(63,742)	267,306
Provision for income taxes expense (benefit)	-	-	-	-
Net (loss)/ profit	(141,950)	220,571	(63,742)	267,306
Net gain (loss) attributable to non- controlling interest	-	-	-	-
Net (loss)/ profit attributable to TRANSAKT	$(141,950)	$220,571	$(63,742)	$267,306

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:

Basic and diluted	30,672,387*	30,672,387*	30,672,387*	30,672,387*

Other Comprehensive Income (Loss)
Net loss	$(141,950)	$220,571	$(63,742)	$267,306

Foreign currency translation adjustment	(319)	47,008	(141)	7,342
Comprehensive income (loss)	(142,269)	267,579	(63,883)	274,648

Comprehensive income (loss) attributable to the non-controlling interest		-		-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(142,269)	$267,579	$(63,883)	$274,648

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

`	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities	(Restated)
Net gain (loss) available to common stockholders	$(141,950)	$220,571
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	-
Gain on disposal of assets	-	-
Gain on long-term investment	-	(283,275)
Bad debt expenses	-	-

Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	-	(525,557)
Decrease (Increase) in other receivable	-	26,899
Decrease (Increase) in inventory	-	61,639
Decrease (Increase) in advance to suppliers	-	113,924
Decrease (Increase) in prepayments	11,431	80,298
Decrease (Increase) in deposits	-	32,029
Increase (Decrease) in accounts payable and accrued expenses	20,932	(908,630)
Increase (Decrease) in customer deposits	-	-
Net cash used in operating activities	(109,587)	(1,182,102)

Cash flows from investing activities
Restricted cash	-	(628)
Acquisition of property and equipment	-	-
Payment for factory construction	-	-
Net cash used in investing activities	-	(628)

Cash flows from financing activities
Principal payments under capital lease obligations	-	-
Net proceeds of short-term loans from shareholders	-	-
Due to related party	12,900	191,033
Net cash provided by financing activities	12,900	191,033

Effect of exchange rate changes on cash and cash equivalents	(319)	1,017,781

Net increase (decrease) in cash and cash equivalents	(97,006)	26,084

Cash and cash equivalents
Beginning	103,250	208,922
Ending	$6,244	$235,006

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$38

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

Going Concern

The Company has incurred a net (loss)/ gain attributable to common stockholders of ($141,950) and $220,571 during the six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $21,972,036 and $21,830,086 as of June 30, 2016 and December 31, 2015, respectively.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $0 as of June 30, 2016 and December 31, 2015.

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

On June 23, 2016, the company consolidated its issued and outstanding common shares from 613,447,306 shares to 30,672,387 shares on the basis of 1 new common share for 20 old common shares (the “Reverse Stock Split”). As a result, the grant option has been adjusted to 50,000 shares.

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

NOTE 6 – RESTATEMENT

The Company changed its estimation on the recoverability of the Stock Subscription Receivable. The Company estimated that the issued common stock related to Stock Subscription Receivable may be canceled with the cooperation of the relevant common stock subscribers. Therefore, the prior estimation of unrecoverable bad debt derived from the long outstanding Stock Subscription Receivable may be resolved without dispute. This change of estimation leads to the restatement of the financial statement to restate and reflect the settlement to be reached in the coming future.

CONDENSED CONSOLIDATED BALANCE SHEET AS AT JUNE 30, 2016

ITEMS
	Original	Changes	Restated
Accumulated deficit	(23,112,036)	1,140,000	(21,972,036)
Stock subscription receivable	(60,000)	(1,140,000)	(1,200,000)

The accumulated deficit reduced by $1,140,000 and changed from $(23,112,036) to $(21,972,036) while the stock subscription receivable increased by $(1,140,000) and changed from (60,000) to $(1,200,000). There were no changes in the total shareholders’ equity because the change in accumulated deficit was offset by the change in stock subscription receivable.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016

ITEMS
	Original	Changes	Restated
Selling, general and administrative expenses	(1,203,794)	1,140,000	(63,794)
Loss from operations	(1,203,794)	1,140,000	(63,794)
(Loss)/Profit before income taxes	(1,203,742)	1,140,000	(63,742)
Net (loss)/profit	(1,203,742)	1,140,000	(63,742)
Net (loss)/profit attributed to TRANSAKT	(1,203,742)	1,140,000	(63,742)

The selling, general and administrative expenses were reduced by $1,140,000 and changed from $(1,203,794) to $(63,794) for the three months ended June 30, 2016. The loss from operations, (loss)/profit before income taxes, net (loss)/profit and net (loss)/profit attributed to TRANSAKT had the same amount of changes.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

ITEMS
	Original	Changes	Restated
Selling, general and administrative expenses	(1,281,989)	1,140,000	(141,989)
Loss from operations	(1,281,989)	1,140,000	(141,989)
(Loss)/Profit before income taxes	(1,281,950)	1,140,000	(141,950)
Net (loss)/profit	(1,281,950)	1,140,000	(141,950)
Net (loss)/profit attributed to TRANSAKT	(1,281,950)	1,140,000	(141,950)

The selling, general and administrative expenses were reduced by $1,140,000 and changed from $(1,281,989) to $(141,989) for the six months ended June 30, 2016. The loss from operations, (loss)/profit before income taxes, net (loss)/profit and net (loss)/profit attributed to TRANSAKT had the same amount of changes.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

ITEMS
	Original	Changes	Restated

Net gain (loss) available to common stockholders	(1,281,950)	1,140,000	(141,950)
Bad debt expenses	1,140,000	(1,140,000)	--

The net gain (loss) available to common stockholders reduced by $1,140,000 and changed from $(1,281,950) to $(141,950) while the bad debt expenses reduced by $(1,140,000) and changed from $(1,140,000) to zero. There were no changes in net cash used in operating expenses because the change in net gain (loss) available to common stockholders was offset by the change in bad debt expenses.

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

We incurred a net (loss)/ gain attributable to common stockholders of ($141,950) and $220,571 during the six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $21,972,036 and $21,830,086 as of June 30, 2016 and December 31, 2015, respectively. In addition, we expect to incur an operating loss in the 2016 fiscal year.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Our operating results for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months ended	Three Months ended
	June 30, 2016	June 30, 2015
	($)	($)
Operating revenues	-	81,145
Operating costs and expenses	63,794	132,298
Profit (Loss) from operations	(63,794)	(51,153)
Other income (expenses)	52	318,459
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	(63,742)	267,306
Net profit(loss) attributable to non-controlling interest	-	-
Net profit(loss) attributable to TRANSAKT LTD.	(63,742)	267,306

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $81,145 or approximately 100% from $81,145 for the three months ended June 30, 2015 to $0 for the three months ended June 30, 2016. Cost of sales for the three months ended June 30, 2016 was $0.

Operating Expenses

Operating expenses were $63,794 for the three months ended June 30, 2016, compared to $60,153 for the three months ended June 30, 2015, representing an increase of $3,641 .

Loss from Operations

Loss from operations were $63,794 for the three months ended June 30, 2016, compared to $51,153 for the three months ended June 30, 2015, representing an increase of $12,641.

Other Income or Expenses

Other income were decreased by approximately $318,407 to $52 for the three months ended June 30, 2016 from $318,459 for the same period in 2015. The decrease was normal due to disposal of subsidiary occurred during the prior period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $63,742 for the three months ended June 30, 2016 compared to net profit approximately $267,306 for the three months ended June 30, 2015, representing a decrease of $331,048.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Our operating results for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months ended	Six Months ended
	June 30, 2016	June 30, 2015
	($)	($)
Operating revenues	-	81,145
Operating costs and expenses	141,989	180,200
Loss from operations	(141,989)	(99,055)
Other income	39	319,626
Provision for income taxes expense (benefit)	-	-
Net (loss)/ gain	(141,950)	220,571
Net loss attributable to non-controlling interest	-	-
Net (loss)/ gain attributable to TRANSAKT LTD.	(141,950)	220,571

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $81,145 or approximately 100% from $81,145 for the six months ended June 30, 2015 to $0 for the six months ended June 30, 2016. Cost of sales for the six months ended June 30, 2016 was $0.

Operating Expenses

Operating expenses were $141,989 for the six months ended June 30, 2016, compared to $108,055 for the six months ended June 30, 2015, representing an increase of $33,934.

Loss from Operations

Loss from operations were $141,989 for the six months ended June 30, 2016, compared to $99,055 for the six months ended June 30, 2015, representing an increase of $42,934.

Other Income or Expenses

Other income decreased by approximately $319,587 to $39 for the six months ended June 30, 2016 from $319,626 for the same period in 2015.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net (loss)/ income attributable to the Company’s common stockholders of ($141,950) for the six months ended June 30, 2016 compared to $220,571 for the six months ended June 30, 2015, representing a decrease of $362,521 .

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $0 as of June 30, 2016 and December 31, 2015.

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

Going Concern

Our company has incurred a net (loss)/ gain attributable to common stockholders of ($141,950) and $220,571 during the six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $21,972,036 and $21,830,086 as of June 30, 2016 and December 31, 2015, respectively.

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

We have sustained operating losses before income tax of $(141,950) for the period ended June 30, 2016. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At Aug 12, 2016, we had 30,672,387common shares outstanding. As of Aug 12, 2016, we have 2,250,000 shares of our common stock available for issuance under our stock option plan.

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

TRANSAKT LTD.
(Registrant)

Dated: April 20, 2017	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 20, 2017	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)