Form 10-Q/A
period 2016-09-30
TRANSAKT LTD.
filed 2017-04-20
CIK 1263872

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

30,672,387 common shares issued and outstanding as of November 14, 2016

EXPLANATORY NOTE

This Amendment No, 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Transakt Ltd. (“the Company”) for the quarterly period ended September 30, 2016 as originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (the “Original Filing”). This amendment restates and reflects a change of estimation on the recoverability of a Stock Subscription Receivable by the Company.  The restatement is described in Note 7 of the Company’s condensed consolidated financial statements for the period ended September 30, 2016.  In addition, the following relevant items in the condensed consolidated financial statements for the period ended September 30, 2016 have been restated: (i) the statement of shareholders’ equity on the condensed consolidated balance sheets; (ii) the statement of expenses and corresponding profit and loss on the condensed consolidated statements of operations; and (iii) the statement of cash flows from operating activities on the condensed consolidated statements of cash flows. Management’s Discussion and Analysis of Financial Condition and Results of Operations have also been accordingly.

For convenience and ease of reference, the Company is re-filing the Quarterly Report in its entirety, with the applicable amendments. Unless otherwise stated, all information contained in this amendment is stated as of November 14, 2016, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Original Filing has been amended except as described above. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)
Current Assets	(Restated)
Cash and cash equivalents	$727,347	$$103,250
Accounts receivable, net	-	-
Trade, net	-	-
Related parties	-	-
Other receivable, net	-	-
Inventory	-	-
Advance to suppliers	-	-
Due from related parties	-	-
Prepayments	-	11,431
Total Current Assets	$727,347	$114,681
Property & equipment, net	-	-
Deposits	-	-

Total Assets	$727,347	$114,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued expenses	55,691	43,373
Amount due to a director	-	191,000
Convertible Promissory Note	1,000,000	-
Total Current Liabilities	$1,055,691	$234,373

Total liabilities	$1,055,691	$234,373

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance $0.001 par value, 30,672,387 shares issued and outstanding at September 30, 2016 and December 31 2015, respectively	30,672	30,672*
Additional paid-in capital	25,117,179	25,117,179*
Accumulated deficit	(22,043,285)	(21,830,086)
Other comprehensive income	(432,910)	(437,457)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 2,250,000 shares at
September 30, 2016 and December 31 2015, respectively	(1,800,000)	(1,800,000)
Total Stockholders' Equity	$(328,344)	$(119,692)
Non-controlling interest	-	-
Total Equity	$(328,344)	$(119,692)

Total Liabilities and Equity	$727,347	$114,681

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Restated)
Sales, net	$-	$81,145	$-	$-
Cost of sales	-	(72,145)	-	-

Gross profit	-	9,000	-	-
Selling, general and administrative expenses	(191,872)	(166,510)	(49,883)	(58,455)
Impairment loss on fixed assets	-	-	-	-
Loss from operations	(191,872)	(157,510)	(49,883)	(58,455)
Other income (expense)
Interest income/ (expense)	(17,333)	(38)	(17,333)	-
Loss from investments	-	-	-	-
Gain (Loss) from disposal of subsidiary	-	(118,275)	-	(401,550)
Currency exchange gain (loss)	(3,994)	290	(4,033)	-
Gain on disposal of fixed assets	-	-	-	-
Other income	-	36,099	-	-
Total other income (expenses)	(21,327)	(81,924)	(21,366)	(401,550)
Loss before income taxes	(213,199)	(239,434)	(71,249)	(460,005)
Provision for income taxes expense (benefit)	-	-	-	-
Net loss	(213,199)	(239,434)	(71,249)	(460,005)
Net gain (loss) attributable to non- controlling interest			-	-
Net loss attributable to TRANSAKT	$(213,199)	$(239,434)	$(71,249)	$(460,005)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:

Basic and diluted	30,672,387*	30,672,387*	30,672,387*	30,672,387*

Other Comprehensive Income (Loss)
Net loss	$(213,199)	$(239,434)	$(71,249)	$(460,005)

Foreign currency translation adjustment	4,547	46,980	4,866	(28)
Comprehensive income (loss)	(208,652)	(192,454)	(66,383)	(460,033)

Comprehensive income (loss) attributable to the non-controlling interest		-		-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(208,652)	$(192,454)	$(66,383)	$(460,033)

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

`	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities	(Restated)
Net gain (loss) available to common stockholders	$(213,199)	$(239,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on long-term investment	-	118,275

Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	-	63,773
Decrease (Increase) in other receivable	-	26,899
Decrease (Increase) in inventory	-	61,639
Decrease (Increase) in advance to suppliers	-	113,924
Decrease (Increase) in prepayments	11,431	73,715
Decrease (Increase) in deposits	-	32,029
Increase (Decrease) in accounts payable and accrued expenses	12,318	(1,095,536)
Increase (Decrease) in customer deposits	-	-
Net cash used in operating activities	(189,450)	(844,716)
Cash flows from investing activities
Restricted cash	-	(628)
Net cash used in investing activities	-	(628)
Cash flows from financing activities
Proceeds from issuance of Convertible Promissory Note	1,000,000	-
Due to related party		191,000
	(191,000)
Net cash provided by financing activities	809,000	191,000
Effect of exchange rate changes on cash and cash equivalents	4,547	615,329
Net increase (decrease) in cash and cash equivalents	624,097	(39,015)
Cash and cash equivalents
Beginning	103,250	208,922
Ending	$727,347	$169,907

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$17,333	$38

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $213,199 and $239,434 during the nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $22,043,285 and $21,830,086 as of September 30, 2016 and December 31, 2015, respectively.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $0 as of September 30, 2016 and December 31, 2015.

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

NOTE 5- CONVERTIBLE PROMISSORY NOTE

On July 15,2016, the Company has entered into a Securities Purchase Agreement with one of the Company’s shareholders, Kang-Wing Ho (“Holder”) to buy Unsecured Convertible Promissory Note(“Note”) at US$1 Million with annual interest at 8% for a two year period from July 15, 2016 to July 14,2018. This note can be converted into common stock at the option of the holder at any time. The conversion price shall equal to US$0.01 per share.

NOTE 6-SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2016 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

NOTE 7 – RESTATEMENT

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

CONDENSED CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2016

ITEMS

	Original	Changes	Restated
Accumulated deficit	(23,183,285)	1,140,000	(22,043,285)

Stock subscription receivable	(60,000)	(1,140,000)	(1,200,000)

The accumulated deficit reduced by $1,140,000 and changed from $(23,183,285) to $(22,043,285) while the stock subscription receivable increased by $(1,140,000) and changed from (60,000) to $(1,200,000). There were no changes in the total shareholders’ equity because the change in accumulated deficit was offset by the change in stock subscription receivable.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

ITEMS

	Original	Changes	Restated
Selling, general and administrative expenses	(1,331,872)	1,140,000	(191,872)
Loss from operations	(1,331,872)	1,140,000	(191,872)
(Loss)/Profit before income taxes	(1,353,199)	1,140,000	(213,199)
Net (loss)/profit	(1,353,199)	1,140,000	(213,199)
Net (loss)/profit attributed to TRANSAKT	(1,353,199)	1,140,000	(213,199)

The selling, general and administrative expenses were reduced by $1,140,000 and changed from $(1,331,872) to $(191,872) for the nine months ended September 30, 2016.  The loss from operations, (loss)/profit before income taxes, net (loss)/profit and net (loss)/profit attributed to TRANSAKT had the same amount of changes.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

ITEMS

	Original	Changes	Restated
Net gain (loss) available to common stockholders	(1,353,199))	1,140,000	(213,199)
Bad debt expenses	1,140,000	(1,140,000)	-

The net gain (loss) available to common stockholders reduced by $1,140,000 and changed from $(1,353,199) to $(213,199) while the bad debt expenses reduced by $(1,140,000) and changed from $(1,140,000) to zero. There were no changes in net cash used in operating expenses because the change in net gain (loss) available to common stockholders was offset by the change in bad debt expenses.

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

We incurred a net (loss)/ gain attributable to common stockholders of ($213,199) and $239,434 during the nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $22,043,285 and $21,830,086 as of September 30, 2016 and December 31, 2015, respectively. In addition, we expect to incur an operating loss in the 2016 fiscal year.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Our operating results for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months ended	Three Months ended
	September 30, 2016	September 30, 2015
	($)	($)
Operating revenues	-	-
Operating costs and expenses	49,883	58,455
Loss from operations	(49,883)	(58,455)
Other income(expenses)	(21,366)	(401,550)
Provision for income taxes expense (benefit)	-	-
Net loss	(71,249)	(460,005)
Net profit attributable to non-controlling interest	-	-
Net profit attributable to TRANSAKT LTD.	(71,249)	(460,005)

Net loss per share (basic and diluted)	0.00	0.00

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

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Our operating results for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months ended	Nine Months ended
	September 30, 2016	September 30, 2015
	($)	($)
Operating revenues	-	81,145
Operating costs and expenses	191,872	157,510
Loss from operations	(191,872)	(157,510)
Other income (expense)	(21,327)	(81,924)
Provision for income taxes expense (benefit)	-	-
Net (loss)/ gain	(213,199)	(239,434)
Net loss attributable to non-controlling interest	-	-
Net (loss)/ gain attributable to TRANSAKT LTD.	(213,199)	(239,434)

Net loss per share (basic and diluted)	0.00	0.00

Net Revenues and Cost of Sales

Net revenues decreased by approximately $81,145 or approximately 100% from $81,145 for the nine months ended September 30, 2015 to $0 for the nine months ended September 30, 2016. Cost of sales for the nine months ended September 30, 2016 was $0.

Operating Expenses

Operating expenses were $191,872 for the nine months ended September 30, 2016, compared to $166,510 for the nine months ended September 30, 2015, representing an increase of $25,362.

Loss from Operations

Loss from operations were $191,872 for the nine months ended September 30, 2016, compared to $157,510 for the nine months ended September 30, 2015, representing an increase of $34,362.

Other Income or Expenses

Other expenses decreased by approximately $60,597 to $21,327 for the nine months ended September 30, 2016 from$81,924 for the same period in 2015.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net (loss)/ income attributable to the Company's common stockholders of ($213,199) for the nine months ended September 30, 2016 compared to ($239,434) for the nine months ended September 30, 2015, representing an decrease of $26,235.

Liquidity and Capital Resources

Our financial position as of September 30, 2016 and December 31, 2015 and the changes for the periods ended are as follows:

Working Capital
	As of	As of
	September 30, 2016	December 31, 2015
Current Assets	$727,347	$114,681
Current Liabilities	$1,055,691	$234,373
Working Capital	$(328,344)	$(119,692)

Our working capital deficit increased from $119,692 at December 31, 2015 to $328,344 at September 30, 2016, primarily as a result of issuance of convertible promissory note of $1,000,000 to our CEO Mr. Ho Kang Wing during the period.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $0 and $0 as of September 30, 2016 and December 31, 2015.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of ($213,199) and ($239,434) during the nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $22,043,285 and $21,830,086 as of September 30, 2016 and December 31, 2015, respectively.

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

We have sustained operating losses before income tax of $(213,199) for the period ended September 30, 2016. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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