Form 10-Q
period 2017-03-31
TRANSAKT LTD.
filed 2017-05-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES        [X] NO

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
133,506,570 common shares issued and outstanding as of May 15, 2017.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three periods ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2016.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

3

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$301,777	$638,601
Deposits paid	300,312	-
Prepayments	-	10,000
Total Assets	$602,089	$648,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$36,051	$63,504
Convertible Promissory Note	-	1,000,000
Total Current Liabilities	$36,051	$1,063,504

Total liabilities	$36,051	$1,063,504

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 and 28,439,904 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	133,506	28,440
Additional paid-in capital	24,265,011	23,319,411
Accumulated deficit	(22,199,226)	(22,129,586)
Other comprehensive income	(433,253)	(433,168)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$566,038	$(414,903)

Total Equity	$566,038	$(414,903)

Total Liabilities and Equity	$602,089	$648,601

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months
	Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Sales, net	$-	$-
Cost of sales	-	-

Gross profit	-	-
Selling, general and administrative expenses	56,370	78,195
Loss from operations	(56,370)	(78,195)
Other income (expense)
Interest expense	(13,333)	-
Currency exchange gain (loss)	63	(13)
Total other income (expenses)	(13,270)	(13)
Loss before income taxes	(69,640)	(78,208)
Provision for income taxes expense (benefit)	-	-
Net loss	(69,640)	(78,208)
Net gain (loss) attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	$(69,640)	$(78,208)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss*	$(0.002)	$(0.0025)

Weighted average number of shares outstanding:
Basic and diluted*	45,951,015	30,672,365

Other Comprehensive Income (Loss)
Net loss	$(69,640)	$(78,208)
Foreign currency translation adjustment	(85)	(178)
Comprehensive income (loss)	(69,725)	(78,386)
Comprehensive income (loss) attributable to the non- controlling interest	-	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(69,725)	$(78,386)

The accompanying notes are an integral part of the financial statements
*All shares outstanding for all periods have been retroactively restated to reflect TransAKT’s 1-for-20 reverse stock split, which was effective on June 23,2016

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

`	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net loss available to common stockholders	$(69,640)	$(78,208)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense	13,333	-
Changes in assets and liabilities:
Decrease (Increase) in prepayments	10,000	11,431
Decrease (Increase) in deposits	(300,312)	-
Increase (Decrease) in accounts payable and accrued expenses	9,880	3,080
Net cash used in operating activities	(336,739)	(63,697)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(85)	(178)

Net increase (decrease) in cash and cash equivalents	(336,824)	(63,875)

Cash and cash equivalents
Beginning	638,601	103,250
Ending	$301,777	$39,375

Non cash financing activities
Issuance of common stock to settle convertible promissory note of its relevant accrued interest	1,050,666	-

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $69,640 and $78,208 during the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of $22,199,226 and $22,129,586 as of March 31, 2017 and December 31, 2016, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2017, the Company has not realized commercial success of the technologies, nor has it raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the three months ended March 31, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Recent Accounting Pronouncements

FASB Clarifies the Definition of a Business. The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the three months ended March 31, 2017 and 2016, respectively.

Due to related parties

As of December 31, 2016, interest expense of $37,333 r related to a convertible promissory note was accrued under accrued expenses. The interest expense was payable to Mr Ho Kang-Wing, the president, chief executive officer and director of the Company.

As of March 31, 2017 there was no payable due to related parties.

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

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	1.00
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

(A)	The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

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

Options issued and outstanding as of March 31, 2017 and their activities during the three months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2017	-	$-
Granted – Before reverse split	1,000,000	0.03
Granted – After reverse split	50,000	0.6
Expired	-	-
Forfeited	-	-
Outstanding as of March 31, 2017	50,000	0.6	1.0
Exercisable as of March 31, 2017	50,000	0.6	1.0
Vested and expected to vest	50,000	0.6	1.0

As of March 31, 2017, the aggregate intrinsic value of options outstanding was $0.

NOTE 4 – DEPOSIT PAID

The Company paid $300,000 to a third party during the quarter in deposit for an investment project, which is still under preliminary stage of negotiation.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 15, 2017 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

We incurred a net loss attributable to common stockholders of $69,640 and $78,208 during the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of $22,199,226 and $22,129,586 as of March 31, 2017 and December 31, 2016, respectively. In addition, we expect to incur an operating loss in the 2017 fiscal year.

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

Cash Requirements

We used cash in operations of $336,739 for the three months ended March 31, 2017. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1,2017, we will need a minimum of $1,400,000 to sustain operations and market our products effectively.

Our plan of operations for fiscal 2017 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2017
Capital required for expansion plans[1]	$1,000,000
Salaries	$115,000
Accounting and Legal Expenses	$75,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,407,500

1.	Capital for plan to acquire a plant factory in China and further R&D expenses.
2.	Based on 2016 average exchange rate of $0.128625

As of May 15, 2017, we will require additional financing of approximately $1,400,000 to execute our business strategy for fiscal 2017. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Our operating results for the three months ended March 31, 2017 and 2015 are summarized as follows:

	Three Months ended March 31, 2017 ($)	Three Months ended March 31, 2016 ($)
Operating revenues	-	-
Operating costs and expenses	56,370	78,195
Loss from operations	56,370	78,195
Other expenses	13,270	13
Provision for income taxes expense (benefit)	-	-
Net loss	69,640	78,208
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to TRANSAKT LTD.	69,640	78,208

Net loss per share (basic and diluted)	0.002	0.0025

Net Revenues and Cost of Sales

There were no revenues for the three months ended March 31, 2017 and 2016 respectively.

Operating Expenses

Operating expenses were $56,370 for the three months ended March 31, 2017, compared to $78,195 for the three months ended March 31, 2016, representing a decrease of $21,825. The decrease in operating expenses was primarily due to the tightening budget during the period.

Loss from Operations

Loss from operations were $56,370 for the three months ended March 31, 2017, compared to $78,195 for the three months ended March 31, 2016, representing an decrease of $21,825 The decrease in loss from operations was primarily due to the tightening budget during the period.

Other Expenses

Other expenses were increased by approximately $13,257 to $13,270 for the three months ended March 31, 2017 from $13 for the same period in 2016.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $69,640 for the three months ended March 31, 2017 compared to approximately $78,208 for the three months ended March 31, 2016, representing a decrease of $8,568or approximately 11%.

Liquidity and Capital Resources

Our financial position as of March 31, 2017 and December 31, 2016 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	March 31, 2017	December 31, 2016
Current Assets	$602,089	$648,601
Current Liabilities	$36,051	$1,063,504
Working Capital	$566,038	$(414,903)

Our working capital increased from $(414,903)at December 31, 2016 to $566,088 at March 31, 2017, primarily as a result of the conversion of the convertible promissory note to common shares of our company by our CEO.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2017	March 31, 2016
Net cash used in operating activities	$336,739	$63,697
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net increase (decrease) in Cash and Cash Equivalents during the period	$(336,824)	$(63,875)
Cash and Cash Equivalents, beginning of period	$638,601	$103,250
Cash and Cash Equivalents, end of period	$301,777	$39,375

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2017 was $336,739, representing an increase of 273,042 compared to net cash flow used in operating activities of $63,697 during the three months ended March 31, 2016. The increase in the cash used in operating activities was primarily due to the deposit paid of $300,312 to a potential investment.

Investing Activities

Net cash flow used in investing activities during the three months ended March 31, 2017 was $0, no change compared to net cash used in investing activities during the three months ended March 31, 2016.

Financing Activities

Net cash flow provided by financing activities during the three months ended March 31, 2017 was $0, compared to net cash provided by financing activities of $0 during the three months ended March 31, 2016.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT BIO Agritech Ltd., collectively referred to within as our company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Exchange Gain (Loss):

During the three months ended March 31, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recent Accounting Pronouncements

FASB Clarifies the Definition of a Business. The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

Subsequent Events

We have evaluated all events or transactions that occurred after March 31, 2017 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $69,640 and $78,208 during the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of $22,199,226 and $22,129,586 as of March 31, 2017 and December 31, 2016, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2017, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding our company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue in 2017; . (3) Cooperate with local partners in the Guangdong province to research and develop new products; (4) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

We have sustained operating losses before income tax of $(69,640) for the period ended March 31, 2017. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $336,739 for the period ended March 31, 2017, and cash flow used in operations of $63,697 for the period ended March 31, 2016. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,400,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At May 15, 2017, we had 133,506,570 common shares outstanding.

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

10.11

Share transfer agreement dated June 30, 2015 with James Wu and share transfer agreement between TransAKT Taiwan Ltd. And Peng Yuchi (incorporated by reference from our current report on form 8-K filed on July 6, 2015)

10.12

Form of Convertible Promissory Note and Securities Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 19, 2016). On February 28,2017, the holder of the Convertible Promissory Note executed the right to convert the note to common shares including the accrued interest.(incorporated by reference from our current report on form 8-K filed on March 3,2017)

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

TRANSAKT LTD.
(Registrant)

Dated: May 15, 2017	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)