Form 10-Q
period 2017-06-30
TRANSAKT LTD.
filed 2017-08-10
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

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

Large accelerated filer [ ]		Accelerated filer	[ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

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
133,506,570 common shares issued and outstanding as of August 10, 2017

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the six months ended June 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2016.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$238,992	$638,601
Deposits paid	300,312	-
Prepayments	-	10,000
Total Current Assets	$539,304	$648,601
Total Assets	$539,304	$648,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$20,101	$63,504
Convertible Promissory Note	-	1,000,000
Total Current Liabilities	$20,101	$1,063,504

Total liabilities	$20,101	$1,063,504

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 and 28,439,904 shares issued and outstanding at June 30, 2017 and December 31 2016, respectively	133,506	28,440
Additional paid-in capital	24,265,011	23,319,411
Accumulated deficit	(22,245,857)	(22,129,586)
Other comprehensive income	(433,457)	(433,168)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$519,203	$(414,903)
Non-controlling interest	-	-
Total Equity	$519,203	$(414,903)

Total Liabilities and Equity	$539,304	$648,601

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales, net	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-
Selling, general and administrative expenses	(103,171)	(141,989)	(46,801)	(63,794)
Impairment loss on fixed assets	-	-	-	-
Loss from operations	(103,171)	(141,989)	(46,801)	(63,794)
Other income (expense)
Interest income/ (expense)	(13,333)	-	-	-
Currency exchange gain (loss)	233	39	170	52
Other income	-	-	-	-
Total other income (expenses)	(13,100)	39	170	52
(Loss)/ Profit before income taxes	(116,271)	(141,950)	(46,631)	(63,742)
Provision for income taxes expense (benefit)	-	-	-	-
Net (loss)/ profit	(116,271)	(141,950)	(46,631)	(63,742)
Net gain (loss) attributable to non- controlling interest	-	-	-	-
Net (loss)/ profit attributable to TRANSAKT	$(116,271)	$(141,950)	$(46,631)	$(63,742)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.0012)	$(0.0046)	$(0.0005)	$(0.002)

Weighted average number of shares outstanding:
Basic and diluted	99,258,320*	30,672,387*	99,258,320*	30,672,387*

Other Comprehensive Income (Loss)
Net loss	$(116,271)	$(141,950)	$(46,631)	$(63,742)

Foreign currency translation adjustment	(289)	(319)	(205)	(141)
Comprehensive income (loss)	(116,560)	(142,269)	(46,836)	(63,883)

Comprehensive income (loss) attributable to the non-controlling interest		-		-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(116,560)	$(142,269)	$(46,836)	$(63,883)

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

`		Six Months Ended		Six Months Ended
		June 30, 2017		June 30, 2016
Cash flows from operating activities
Net gain (loss) available to common stockholders	$		$
		(116,271)		(141,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses				-
		13,333
Changes in assets and liabilities:
Decrease (Increase) in prepayments		10,000		11,431
Decrease (Increase) in deposits		(300,312)		-
Increase (Decrease) in accounts payable and accrued expenses		(6,070)		20,932
Net cash used in operating activities		(399,320)		(109,587)

Cash flows from investing activities
Net cash used in investing activities		-		-
Cash flows from financing activities
Due to related party		-		12,900
Net cash provided by financing activities		-		12,900
Effect of exchange rate changes on cash and cash equivalents		(289)		(319)
Net increase (decrease) in cash and cash equivalents		(399,609)		(97,006)
Cash and cash equivalents
Beginning		638,601		103,250
Ending	$		$
		238,992		6,244
Non cash financing activities
Issuance of common stock to settle convertible promissory note and its relevant accrued interest		1,050,666		-

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax		-		-
Interest expense		$-		$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

On June 23, 2016, following the approval by a majority of its shareholders, the Company completed a 20 to 1 reverse split of its issued and outstanding common stock. The reverse split resulted in the consolidation of the Company’s common stock from 613,447,306 common shares to 30,672,387 common shares with fractional shares rounded up to 1 whole share.

Principles of Consolidation

The consolidated financial statements include the accounts of TransAKT (BVI) Ltd. and its wholly owned subsidiary TransAKT Bio Agritech Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Going Concern

The Company has incurred a net loss attributable to common stockholders of $116,271 and $141,950 during the six months ended June 30, 2017 and 2016, respectively, and had an accumulated deficit of $22,245,857 and $22,129,586 as of June 30, 2017 and December 31, 2016, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2017, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the six months ended June 30, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

The FASB has issued Accounting Standards Update No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The amendments relate primarily to the reporting by an employee benefit plan (a plan) for its interest in a master trust. A master trust is a trust for which a regulated financial institution (bank, trust company, or similar financial institution that is regulated, supervised, and subject to periodic examination by a state or federal agency) serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.

The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The amendments apply to reporting entities within the scope of Topic 960, Plan Accounting - Defined Benefit Pension Plans, Topic 962, Plan Accounting - Defined Contribution Pension Plans, or Topic 965, Plan Accounting - Health and Welfare Benefit Plans.

Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.

Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan’s financial statements. The amendments remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments.

Current U.S. GAAP does not require disclosure by plans of the master trust’s other assets and liabilities. Examples of those balances include amounts due from brokers for securities sold, amounts due to brokers for securities purchased, accrued interest and dividends, and accrued expenses. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances.

Lastly, investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets are generally provided in both the defined benefit pension plan financial statements and the health and welfare benefit plan financial statements. Stakeholders noted that the disclosures are redundant. The amendments remove that redundancy and do not require that the investment disclosures relating to the 401(h) account assets be provided in the health and welfare benefit plan’s financial statements. The amendments will require the health and welfare benefit plan to disclose the name of the defined benefit pension plan in which those investment disclosures are provided, so that participants can easily access those statements for information about the 401(h) account assets, if needed.

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.

The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.

Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive.

Although the Master Glossary of the FASB Accounting Standards Codification™ currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award,” Topic 718 does not contain guidance on what changes are substantive or purely administrative.

The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.

These amendments require the entity to account for the effects of a modification unless all of the following conditions are met:

•          The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;

•           The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

•           The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation - Retirement Benefits.

The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party during the six months ended June 30, 2017 and 2016, respectively.

Due to related parties

As of June 30, 2017, there were no debts payable due to related parties.

As of December 31, 2016, interest expense of $37,333 for convertible promissory note was accrued under accrued expenses.  The interest expense was payable to Mr Ho Kang-Wing, the president, chief executive officer and director of the Company.

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

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	0.80
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

(A)	The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

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

Options issued and outstanding as of June 30, 2017 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2017	- $	-
Granted – Before reverse split	1,000,000	0.03
Granted – After reverse split	50,000	0.6
Expired	-	-
Forfeited	-	-
Outstanding as of June 30, 2017	50,000	0.6	0.80
Exercisable as of June 30, 2017	50,000	0.6	0.80
Vested and expected to vest	50,000	0.6	0.80

As of June 30, 2017, the aggregate intrinsic value of options outstanding was $0

NOTE 4 – DEPOSIT PAID

The Company paid $300,000 to a third party in first quarter in deposit for an investment project, which is still under preliminary stage of negotiation.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2017 up through the date the Company issue these financial statements, and found no material subsequent events are required to be disclosed.

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

On June 23, 2016, following the approval by a majority of its shareholders, the Company completed a 20 to 1 reverse split of its issued and outstanding common stock. The reverse split resulted in the consolidation of the Company’s common stock from 613,447,306 common shares to 30,672,387 common shares with fractional shares rounded up to 1 whole share.

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

We incurred a net loss attributable to common stockholders of $116,271 and $141,950 during the six months ended June 30, 2017 and 2016, respectively, and had an accumulated deficit of $22,245,857 and $22,129,586 as of June 30, 2017 and December 31, 2016, respectively. In addition, we expect to incur an operating loss in the 2017 fiscal year.

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

Cash Requirements

We used cash in operations of $399,319 for the six months ended June 30, 2017. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2017, we will need a approximately $1,400,000 to sustain our operations, market our products effectively, and execute our business plan.

Our plan of operations for fiscal 2017 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2017
Capital required for expansion plans[1]	$1,000,000
Salaries	$115,000
Accounting and Legal Expenses	$75,000
Public company reporting costs	$17,500
Selling, general and administrative expense	$100,000
Contingency	$100,000
Total	$1,407,500

1.	Capital for plan to acquire a plant factory in China and further R&D expenses.
2.	Based on 2017 average exchange rate of $0.128625

As of August 10, 2017, we will require additional financing of approximately $1.4 million to execute our business strategy for fiscal 2017. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Our operating results for the three months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months ended	Three Months ended
	June 30, 2017	June 30, 2016
	($)	($)
Operating revenues	-	-
Operating costs and expenses	(46,801)	(63,794)
Profit (Loss) from operations	(46,801)	(63,794)
Other income (expenses)	170	52
Provision for income taxes expense (benefit)	-	-
Net profit (loss)	(46,631)	(63,742)
Net profit(loss) attributable to non-controlling interest	-	-
Net profit(loss) attributable to TRANSAKT LTD.	(46,631)	(63,742)

Net loss per share (basic and diluted)	(0.0005)	(0.002)

Net Revenues and Cost of Sales

There was no revenues for the three months ended June 30, 2017 and 2016 respectively.

Operating Expenses

Operating expenses were $46,801 for the three months ended June 30, 2017, compared to $63,794 for the three months ended June 30, 2016, representing a decrease of $16,993. The decrease in operating expenses was primarily due to the budget reductions during the period.

Loss from Operations

Loss from operations was $46,801 for the three months ended June 30, 2017, compared to $63,794 for the three months ended June 30, 2016, representing a decrease of $16,993. The decrease in operating loss was primarily due to the budget reductions during the period.

Other Income or Expenses

Other income increased by approximately $118 to $170 for the three months ended June 30, 2017 from $52 for the same period in 2016. The increase was due to the exchange rate difference.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $46,631 for the three months ended June 30, 2017 compared to a loss of $63,742 for the three months ended June 30, 2016, representing a decrease of $17,111. or approximately 27%.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Our operating results for the six months ended June 30, 2017 and 2016 are summarized as follows:

	Six Months ended	Six Months ended
	June 30, 2017	June 30, 2016
	($)	($)
Operating revenues	-	-
Operating costs and expenses	(103,171)	(141,989)
Loss from operations	(103,171)	(141,989)
Other (expense) income	(13,100)	39
Provision for income taxes expense (benefit)	-	-
Net (loss)/ gain	(116,271)	(141,950)
Net loss attributable to non-controlling interest	-	-
Net (loss)/ gain attributable to TRANSAKT LTD.	(116,271)	(141,950)

Net loss per share (basic and diluted)	(0.0012)	(0.0046)

Net Revenues and Cost of Sales

There were no revenues for the six months ended June 30, 2017 and 2016 respectively.

Operating Expenses

Operating expenses were $103,171 for the six months ended June 30, 2017, compared to $141,989 for the six months ended June 30, 2016, representing a decrease of $38,818. The decrease in operating expenses was primarily due to the budget reductions during the period.

Loss from Operations

Loss from operations were $103,171 for the six months ended June 30, 2017, compared to $141,989 for the six months ended June 30, 2016, representing a decrease of $38,818. The decrease in loss from operations was primarily due to the budget reductions during the period.

Other Income or Expenses

Other income/(expenses) decreased by approximately $13,139 to ($13,100) for the six months ended June 30, 2017 from $39 for the same period in 2016. The decrease was mainly due the interest expenses of $13,333 paid in respect of a promissory note during the period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of $116,271 for the six months ended June 30, 2017 compared to $141,950 for the six months ended June 30, 2016, representing a decrease of $25,679 .

Liquidity and Capital Resources

Our financial position as of June 30, 2017 and December 31, 2016 and the changes for the periods ended are as follows:

Working Capital

	As of	As of
	June 30, 2017	December 31, 2016
Current Assets	$539,304	$648,601
Current Liabilities	$20,101	$1,063,504
Working Capital	$519,203	$(414,903)

Our working capital increased from ($414,903) at December 31, 2016 to $519,203 at June 30, 2017, primarily as a result of conversion of promissory note to common shares of our company by our CEO.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2017	June 30, 2016
Net cash used in operating activities	$(399,319)	$(109,587)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$12,900

Net increase (decrease) in Cash and Cash Equivalents during the period $	(399,609)	$(97,006)
Cash and Cash Equivalents, beginning of period	$638,601	$103,250
Cash and Cash Equivalents, end of period	$238,992	$6,244

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2017 was $399,319, representing an increase of $289,732 compared to net cash flow used in operating activities of $109,587 during the six months ended June 30, 2016. The increase in the cash used in operating activities was primarily due to the deposit paid of $300,000 to a potential investment project.

Investing Activities

Net cash flow used in investing activities during the six months ended June 30, 2017 was $0, no change compared to net cash flow used in investing activities during the six months ended June 30, 2016.

Financing Activities

Net cash flow provided by financing activities during the six months ended June 30, 2017 was $0, compared to $12,900 during the same period of 2016.

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

Exchange Gain (Loss):

During the six months ended June 30, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

The FASB has issued Accounting Standards Update No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The amendments relate primarily to the reporting by an employee benefit plan (a plan) for its interest in a master trust. A master trust is a trust for which a regulated financial institution (bank, trust company, or similar financial institution that is regulated, supervised, and subject to periodic examination by a state or federal agency) serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.

The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The amendments apply to reporting entities within the scope of Topic 960, Plan Accounting - Defined Benefit Pension Plans, Topic 962, Plan Accounting - Defined Contribution Pension Plans, or Topic 965, Plan Accounting - Health and Welfare Benefit Plans.

Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.

Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan’s financial statements. The amendments remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments.

Current U.S. GAAP does not require disclosure by plans of the master trust’s other assets and liabilities. Examples of those balances include amounts due from brokers for securities sold, amounts due to brokers for securities purchased, accrued interest and dividends, and accrued expenses. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances.

Lastly, investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets are generally provided in both the defined benefit pension plan financial statements and the health and welfare benefit plan financial statements. Stakeholders noted that the disclosures are redundant. The amendments remove that redundancy and do not require that the investment disclosures relating to the 401(h) account assets be provided in the health and welfare benefit plan’s financial statements. The amendments will require the health and welfare benefit plan to disclose the name of the defined benefit pension plan in which those investment disclosures are provided, so that participants can easily access those statements for information about the 401(h) account assets, if needed.

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.

The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.

Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive.

Although the Master Glossary of the FASB Accounting Standards Codification™ currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award,” Topic 718 does not contain guidance on what changes are substantive or purely administrative.

The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.

These amendments require the entity to account for the effects of a modification unless all of the following conditions are met:

•           The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;

•           The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

•           The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation - Retirement Benefits.

The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.

Subsequent Events

We have evaluated all events or transactions that occurred after June 30, 2017 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $116,271 and $141,950 during the six months ended June 30, 2017 and 2016, respectively, and had an accumulated deficit of $22,245,857 and $22,129,586 as of June 30, 2017 and December 31, 2016, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2017, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

We have sustained operating losses before income tax of $116,271 for the period ended June 30, 2017. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $399,319 for the period ended June 30, 2017, and cash flow used in operations of $109,587 for the period ended June 30, 2016. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,400,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. As at August 10, 2017, we had 133,506,570common shares outstanding.

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

10.12	Form of Convertible Promissory Note and Securities Purchase Agreement dated July 15, 2016 with Ho Kang-Wing (incorporated by reference from our current report on Form 8-K filed on July 19, 2016).
(14)	Code of Ethics

Exhibit
Number	Description
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT (BVI) Ltd.(Wholly owned), a BVI company
21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAKT LTD.
(Registrant)

Dated: August 10, 2017	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2017	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)