Form 10-Q
period 2017-09-30
TRANSAKT LTD.
filed 2017-11-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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
133,506,570 common shares issued and outstanding as of November 15, 2017.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the nine months periods ended September 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2016.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$191,980	$638,601
Deposits paid	300,000	-
Prepayments	-	10,000
Total Assets	$491,980	$648,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$18,632	$63,504
Convertible Promissory Note	-	1,000,000
Total Current Liabilities	$18,632	$1,063,504

Total liabilities	$18,632	$1,063,504

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 and 28,439,904 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	133,506	28,440
Additional paid-in capital	24,265,011	23,319,411
Accumulated deficit	(22,289,130)	(22,129,586)
Other comprehensive income	(436,039)	(433,168)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$473,348	$(414,903)

Total Equity	$473,348	$(414,903)

Total Liabilities and Equity	$491,980	$648,601

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Sales, net	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-
Selling, general and administrative expenses	(146,432)	(191,872)	(43,261)	(49,883)
Impairment loss on fixed assets	-	-	-	-
Loss from operations	(146,432)	(191,872)	(43,261)	(49,883)
Other income (expense)
Interest income/ (expense)	(13,333)	(17,333)	-	(17,333)
Currency exchange gain (loss)	221	(3,994)	(12)	(4,033)
Other income	-	-	-	-
Total other income (expenses)	(13,112)	(21,327)	(12)	(21,366)
(Loss)/ Profit before income taxes	(159,544)	(213,199)	(43,273)	(71,249)
Provision for income taxes expense (benefit)	-	-	-	-
Net (loss)/ profit	(159,544)	(213,199)	(43,273)	(71,249)
Net gain (loss) attributable to non- controlling interest	-	-	-	-
Net (loss)/ profit attributable to TRANSAKT	$(159,544)	$(213,199)	$(43,273)	$(71,249)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.0014)	$(0.007)	$(0.0003)	$(0.002)

Weighted average number of shares outstanding:

Basic and diluted	110,799,855	30,672,387*	133,506,570	30,672,387*

Other Comprehensive Income (Loss)
Net loss	$(159,544)	$(213,199)	$(43,273)	$(71,249)

Foreign currency translation adjustment	(2,871)	4,547	(2,582)	4,866
Comprehensive income (loss)	(162,415)	(208,652)	(45,855)	(66,383)

Comprehensive income (loss) attributable to the non-controlling interest	-	-	-	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(162,415)	$(208,652)	$(45,855)	$(66,383)

*The issued common stock and additional paid-in capital were retroactively restated to reflect the 20 to 1 reversed stock split effective on June 23, 2016.

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

`	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net loss available to common stockholders	$(159,544)	$(213,199)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense	13,333	-
Changes in assets and liabilities:
Decrease (Increase) in prepayments	10,000	11,431
Decrease (Increase) in deposits	(300,000)	-
Increase (Decrease) in accounts payable and accrued expenses	(7,539)	12,318
Net cash used in operating activities	(443,750)	(189,450)

Cash flows from investing activities
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from issuance of Convertible Promissory Note	-	1,000,000
Due to related party	-	(191,000)
Net cash provided by financing activities	-	809,000
Effect of exchange rate changes on cash and cash equivalents	(2,871)	4,547
Net increase (decrease) in cash and cash equivalents	(446,621)	624,097
Cash and cash equivalents
Beginning	638,601	103,250
Ending	$191,980	$727,347

Non cash financing activities
Issuance of common stock to settle convertible promissory note and its relevant accrued interest	1,050,666	-

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$17,333

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $159,544 and $213,199 during the nine months ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of $22,289,130 and $22,129,586 as of September 30, 2017 and December 31, 2016, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through September 30, 2017, the Company has not realized commercial success of the technologies, nor has it raised sufficient funds to continue research and development or to market its products.

There was no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding the company’s operations into China, expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2017; (3) Cooperate with local partners in Guangdong province, China to research and develop new products. (4)The Company plans to continue actively seeking additional funding opportunities to improve and expand upon their product lines.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the nine months ended September 30, 2017 and 2016, respectively.

Due to related parties

As of December 31, 2016, interest expense of $37,333 related to a convertible promissory note was accrued under accrued expenses. The interest expense was payable to Mr Ho Kang-Wing, the president, chief executive officer and director of the Company.

As of September 30, 2017 there was no payable due to related parties.

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

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	0.50
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

(A)	The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

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

Options issued and outstanding as of September 30, 2017 and their activities during the nine months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2017	-	$-
Granted – Before reverse split	1,000,000	0.03
Granted – After reverse split	50,000	0.6
Expired	-	-
Forfeited	-	-
Outstanding as of September 30, 2017	50,000	0.6	0.5
Exercisable as of September 30, 2017	50,000	0.6	0.5
Vested and expected to vest	50,000	0.6	0.5

As of September 30, 2017, the aggregate intrinsic value of options outstanding was $0.

NOTE 4 – DEPOSIT PAID

The Company paid $300,000 to a third party in the first quarter in deposit for an investment project, which is still under preliminary stage of negotiation.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2017 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

In October 2004, we purchased the existing business and certain assets of IP Mental Inc., a Taiwan-based Voice over Internet Protocol (“VoIP”) hardware and software provider. On November 15, 2006, we acquired Taiwan Harlee International Co. Ltd. (“HTT”), a Taiwan-based leading designer, manufacturer and distributor of telecommunications equipment, including specialized VoIP-compatible phone systems. These acquisitions were intended to enable us to remain competitive in the marketplace. Our business was the design, development and manufacturing of telecommunications equipment, including VoIP compatible telephone systems and multi-line cordless telephone systems.

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

Effective June 25, 2012, the Nevada Secretary of State accepted for filing a certificate of amendment, wherein, we amended our articles of incorporation to increase the authorized number of shares of our common stock from 300,000,000 to 700,000,000 shares of common stock, par value of $0.001 per share. Our preferred stock remains unchanged.

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

A 20 to 1 reverse stock split was approved by the Board of Directors on November 9, 2015, and by a majority of shareholders on April 1, 2016, by FINRA on June 20, 2016 and effective on June 23, 2016. The issued and outstanding common stock was consolidated from 613,447,306 to 30,672,387 with fractional shares rounded up to 1 whole share.

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

As a result of our sale of HTT and Vegfab Agricultural Technology Co. Ltd., TransAKT BIO Aritech Ltd. has become our primary business unit.

Subsequent to our sale of Vegfab, we continue to be engaged in the sale and distribution of indoor agricultural equipment, including lighting, irrigation and hydroponic growing systems. We purchase inventory from third party manufacturers and re-sell equipment to various indoor agricultural operators located in Asia. Our primary markets are Taiwain, Hong Kong, Mainland China, and Singapore.

We incurred a net loss attributable to common stockholders of $159,544 and $213,199 during the nine months ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of $22,289,130 and $22,129,586 as of September 30, 2017 and December 31, 2016, respectively. In addition, we expect to incur an operating loss in the 2017 fiscal year.

About Our Products

We supply indoor agricultural equipment to commercial producers of fruits and vegetables. Our products are focused on fully enclosed greenhouses which rely on artificially controlled ambient conditions as temperature, humidity, nutrition and lighting. Products include complete growing systems consisting of proprietary simulated sunlight LED boards, growing racks in various configurations for commercial and residential applications, environment control and plant nutrition control components.

Cash Requirements

We used cash in operations of $443,750 for the nine months ended September 30, 2017. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2017, we will need a minimum of $1,400,000 to sustain our operations and market our products effectively, and execute our business plan.

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

As of November 15, 2017, we will require additional financing of approximately $1,400,000 to execute our business strategy for fiscal 2017. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the three Months Ended September 30, 2017 and 2016

Our operating results for the three months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months ended	Three Months ended
	September 30, 2017	September 30, 2016
	($)	($)
Operating revenues	-	-
Operating costs and expenses	43,261	49,883
Loss from operations	(43,261)	(49,883)
Other expenses	(12)	(21,366)
Provision for income taxes expense (benefit)	-	-
Net loss	(43,273)	(71,249)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	(43,273)	(71,249)

Net loss per share (basic and diluted)	(0.0003)	(0.0023)

Net Revenues and Cost of Sales

There were no revenues for the three months ended September 30, 2017 and 2016 respectively.

Operating Expenses

Operating expenses were $43,261 for the three months ended September 30, 2017, compared to $49,883 for the three months ended September 30, 2016, representing a decrease of $6,622. The decrease in operating expenses was primarily due to tightening our budget during the period.

Loss from Operations

Loss from operations was $43,261 for the three months ended September 30, 2017, compared to $49,883 for the three months ended September 30, 2016, representing a decrease of $6,622 The decrease in operating loss was primarily due to tightening our budget during the period.

Other Expenses

Other expenses were decreased by $21,354 to $12 for the three months ended September 30, 2017 from $21,366 for the same period in 2016. The decrease was mainly due to the interest expenses of $17,333 paid in respect of a promissory note during the comparable period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $43,273 for the three months ended September 30, 2017 compared to approximately $71,249 for the three months ended September 30, 2016, representing a decrease of $27,976 or approximately 39%.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Our operating results for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine Months ended	Nine Months ended
	September 30, 2017	September 30, 2016
	($)	($)
Operating revenues	-	-
Operating costs and expenses	146,432	191,872
Loss from operations	(146,432)	(191,872)
Other income (expense)	(13,112)	(21,327)
Provision for income taxes expense (benefit)	-	-
Net (loss)/ gain	(159,544)	(213,199)
Net loss attributable to non-controlling interest	-	-
Net (loss)/ gain attributable to TRANSAKT LTD.	(159,544)	(213,199)

Net loss per share (basic and diluted)	0.0014	0.007

Net Revenues and Cost of Sales

There were no revenues for the nine months ended September 30, 2017 and 2016 respectively.

Operating Expenses

Operating expenses were $146,432 for the nine months ended September 30, 2017, compared to $191,872 for the nine months ended September 30, 2016, representing a decrease of $45,440. The decrease in operating expenses was primarily due to tightening our budget during the period.

Loss from Operations

Loss from operations were $146,432 for the nine months ended September 30, 2017, compared to $191,872 for the nine months ended September 30, 2016, representing a decrease of $45,440. The decrease in operating loss was due to the budget reductions during the period.

Other Income or Expenses

Other expenses decreased by $8,215 to $13,112 for the nine months ended September 30, 2017 from $21,327 for the same period in 2016. The decrease was due to the exchange difference and by the decrease in accrued interest expense in respect of a promissory note during the period.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of $159,544 for the nine months ended September 30, 2017 compared to loss of $213,199 for the nine months ended September 30, 2016, representing a decrease of $53,655 or approximately 25%.

Liquidity and Capital Resources

Our financial position as of September 30, 2017 and December 31, 2016 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	September 30, 2017	December 31, 2016
Current Assets	$491,980	$648,601
Current Liabilities	$18,632	$1,063,504
Working Capital	$473,348	$(414,903)

Our working capital increased from $(414,903) at December 31, 2016 to $473,348 at September 30, 2017, primarily as a result of the conversion of the convertible promissory note to common shares of our company by our CEO.

Cash Flows

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2017	2016
Net cash used in operating activities	$(443,750)	$(189,450)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$809,000

Net increase (decrease) in Cash and Cash Equivalents during the period	$(446,621)	$624,097
Cash and Cash Equivalents, beginning of period	$638,601	$103,250
Cash and Cash Equivalents, end of period	$191,980	$727,347

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2017 was $443,750, representing an increase of $254,300 compared to net cash flow used in operating activities of $189,450 during the nine months ended September 30, 2016. The increase in the cash used in operating activities was primarily due to the deposit paid of $300,000 for a potential investment.

Investing Activities

Net cash flow used in investing activities during the nine months ended September 30, 2017 was $0, no change compared to net cash used in investing activities during the nine months ended September 30, 2016.

Financing Activities

Net cash flow provided by financing activities during the nine months ended September 30, 2017 was $0, compared to net cash provided by financing activities of $809,000 during the nine months ended September 30, 2016.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Subsequent Events

We have evaluated all events or transactions that occurred after September 30, 2017 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $159,544 and $213,199 during the nine months ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of $22,289,130 and $22,129,586 as of September 30, 2017 and December 31, 2016, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products.. Through September 30, 2017, the Company has not realized commercial success of the technologies, nor has it raised sufficient funds to continue research and development or to market its products.

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

We have sustained operating losses before income tax of $(159,544) for the period ended September 30, 2017. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

The audit report included in the Annual Report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

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

Cash flow used in operations of $443,750 for the period ended September 30, 2017, and cash flow used in operations of $189,450 for the period ended September 30, 2016. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget,, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $1,400,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At November 15, 2017, we had 133,506,570 common shares outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)
3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)
3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
10.2	Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)
10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)
10.11	Share transfer agreement dated June 30, 2015 with James Wu and share transfer agreement between TransAKT Taiwan Ltd. And Peng Yuchi (incorporated by reference from our current report on form 8-K filed on July 6, 2015)
10.12	Share transfer agreement dated June 30, 2015 between TransAKT Taiwan Ltd. And Peng Yuchi (incorporated by reference from our current report on form 8-K filed on July 6, 2015)
10.13	Form of Convertible Promissory Note and Securities Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 19, 2016).
10.14	On February 28,2017, the holder of the Convertible Promissory Note executed the right to convert the note to common shares including the accrued interest.(incorporated by reference from our current report on form 8-K filed on March 3,2017

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT (BVI) Ltd.(Wholly owned), a BVI company
21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: November 14, 2017	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)