Form 10-K
period 2017-12-31
TRANSAKT LTD.
filed 2018-04-11
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

The aggregate market value of Common Stock held by non-restricted of the Registrant on June 30, 2017 was $1,753,914.08 based on a $0.08 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

133,506,570 common shares as of April 9, 2018.

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

We have operating losses of $220,940 and $299,500 during the years ended December 31, 2017 and 2016, respectively, and incurred an accumulated deficit of $22,350,526 and $22,129,586 as of December 31, 2017 and December 31, 2016, respectively. In addition, we expect to incur an operating loss in 2018.

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

Research and Development

No significant research and development expenses were incurred in 2017 or 2016. Any future research and development undertakings will be subject to the availability of sufficient capital.

Employees

We have 2 full time employees in Hong Kong working in various administrative and operations related capacities. These include management, accounting, product marketing, information technology, and customer service, amongst others. Our payroll costs were approximately $114,048 and $136,224 for the year ended December 31, 2017 and 2016, respectively. We estimate that our payroll costs for fiscal 2018 will be approximately $115,000 based on our current business plan.

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

We sustained operating loss for each of the fiscal years ended December 31, 2017 and 2016 of $220,940 and $299,500, respectively. We also anticipate sustaining a loss from operations for the fiscal year ended December 31, 2018. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operating activities of our continuing operations for the fiscal years ended December 31, 2017 and 2016 were $198,122 and $277,938, respectively. We have been dependent upon the proceeds of equity and non-equity financing to fund operations. No assurances can be given that our actual cash requirements will not exceed our budget or that anticipated revenues will be realized when needed, lines of credit will be available if necessary or that additional capital will be available.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At April 9, 2018, we had 133,506,570 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2017	$0.082	$0.06
September 30, 2017	$0.14	$0.06
June 30, 2017	$0.143	$0.07
March 31, 2017	$0.2113	$0.022
December 31, 2016	$0.24	$0.01
September 30, 2016	$0.25	$0.03
June 30, 2016	$0.014	$0.0061
March 31, 2016	$0.0125	$0.0049
December 31, 2015	$0.0075	$0.0041

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Transfer Online, Inc., 512 SE Salmon St., Portland, OR 97214 (Telephone: (503) 227-2950) is the registrar and transfer agent for our common shares.

On April 9, 2018, the shareholders' list showed 136 registered shareholders and 133,506,570 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2017 and 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operating Results

No business activities for the period of last twelve months.

Results of Operation for the Years Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Results of Operation

Our operating results for the years ended December 31, 2017 and 2016 are summarized as follows:

		Year Ended
		December 31,		December 31,
		2017		2016
Sales, net		$-		$-
Cost of sales		$-		$-
Gross Profit(Loss)		$-		$-

Selling, general and administrative expenses		$(207,796)		$(258,313)
Loss from operations		$(207,796)		$(258,313)
Total Other income (expenses)		$(13,144)		$(41,187)
Provision for income taxes expense (benefit)	$	Nil	$	Nil
Net loss		$(220,940)		$(299,500)
Net loss attributable to non-controlling interest		$-		$-
Net loss attributable to TRANSAKT LTD.		$(220,940)		$(299,500)

Revenues & Cost of Sales

There was no sales revenue for the year ended December 31, 2017 and 2016.

Cost of sales was zero for the year ended December 31, 2017 since the zero sales in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2017 totaled $207,796 compared to operating expenses of $258,313 during the year ended December 31, 2016 down by 20% The decrease in operating expenses was primarily due to the tightening of budget during the year.

Loss from Operations

Loss from operations for the year ended December 31, 2017 totaled $207,796 compared to $258,313 from the same period in 2016 decreased by $50,517. The decrease was primarily due to the tightening of budget during the year.

Other Income (expenses)

Other (expense) / income decrease approximately $(28,043) to $(13,144) for the year ended December 31, 2017 from ($41,187) for the same period in 2016. The increase in net other expense was primarily due to the decrease in interest expense on convertible note.

Net loss

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $220,940 for the year ended December 31, 2017 as compared to a loss of $299,500 for the year ended December 31, 2016, representing a decrease of approximately $78,560.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity

Working Capital

	At	At
	December 31,	December 31,
	2017	2016
Current assets	$445,630	$648,601
Current liabilities	$35,656	$1,063,504
Working capital	$409,974	$(414,903)

Cash Flows

	Fiscal year ended December 31,
	2017	2016
Net cash used in operating activities	$198,122	$277,938
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$809,000

Net cash flow used in operating activities was $198,122 in 2017, compared to $277,938 in 2016, a decrease of $79,816. The decrease in net cash flow used in operating activities was mainly due to lower operation cost.

There is no net cash flow used in investing activities for 2017 and 2016.

Net cash flow provided by financing activities was $0 for 2017, compared to net cash flow provided by financing activities of $809,000 for 2016, a decrease of $809,000.

Our working capital was $409,974 as of December 31, 2017 compared to $(414,903) as of December 31, 2016.

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

Capital Expenditure

Total capital expenditures were $0 for the years ended December 31, 2017 and 2016, respectively.

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

Cash Requirements

We used cash in operations of $198,122 for the year ended December 31, 2017. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us.

Research and Development

No significant research and development expenses were incurred in 2017 or 2016.

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

Going Concern

We has incurred a net loss attributable to the Company’s common stockholders of $220,940 and $299,500 during the years ended December 31, 2017 and 2016, respectively, and has an accumulated deficit of $22,350,526 and $22,129,586 as of December 31, 2017 and December 31, 2016, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2017, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

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

FASB Amends SEC Paragraphs related to Revenue Recognition and Leases Standards for Public Business Entities. The FASB has issued Accounting Standards Update (ASU) No. 2017-13.This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases,for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

ASU 2017-13 codifies portions of an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting essentially delaying the effective date of the revenue recognition and leases standards for a subset of public entities . The SEC Observer made the following SEC Staff Announcement, “Transition Related to Accounting Standards Updates No. 2014-09 and 2016-02,” at the July 20, 2017 EITF meeting:

The SEC staff would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting (1) ASC Topic 606, Revenue from Contracts with Customers for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and (2) ASC Topic 842, Leases for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC may still elect to adopt ASC Topic 606 and ASC Topic 842 according to the public business entity effective dates.

This announcement is applicable only to public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC. This announcement is not applicable to other public business entities.

FASB Amends Codification for New SEC Content. The FASB has issued Accounting Standards Update (ASU) No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC.
SEC Staff Accounting Bulletin (SAB) No. 116

The SEC issued SAB 116 to bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers. The SAB modified SAB Topic 13, Revenue Recognition, SAB Topic 8, Retail Companies, and Section A, Operating-Differential Subsidies, of SAB Topic 11, Miscellaneous Disclosure. ASU 2017-14 supersedes various SEC paragraphs and amends an SEC paragraph pursuant to the issuance of SAB 116.

SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403)

The SEC issued this release to update its 2005 Commission Guidance Regarding Accounting for Sales of Vaccines and Bioterror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. The release stated that consistent with ASC Topic 606, manufacturers should recognize revenue for vaccines that are placed into the Vaccines for Children Program and the Strategic National Stockpile. The release states that until a registrant adopts ASC Topic 606, it should continue referring to the guidance included in the 2005 Release. ASU 2017-14 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to this guidance.

Tabular Disclosure of Contractual Obligations

Operating Leases

We were not party to any leases agreement during the year ended December 31, 2017.

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
DECEMBER 31, 2017 AND 2016 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of TransAKT Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

We have served as the Company's auditor since 2016.

Hong Kong, SAR
April 9, 2018

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$435,630	$638,601
Prepayments	10,000	10,000
Total Current Assets	445,630	648,601

Total Assets	$445,630	$648,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$35,656	$63,504
Convertible Promissory Note	-	1,000,000
Total Current Liabilities	35,656	1,063,504

Total liabilities	35,656	1,063,504

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 shares and 28,439,904 shares issued and outstanding at December 31, 2017 and 2016, respectively	133,506	28,440
Additional paid-in capital	24,265,011	23,319,411
Accumulated deficit	(22,350,526)	(22,129,586)
Other comprehensive income	(438,017)	(433,168)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 0 share at December 31, 2017 and 2016, respectively	-	-
Total Stockholders' Equity	409,974	(414,903)

Total Equity	409,974	(414,903)

Total Liabilities and Equity	$445,630	$648,601

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Sales, net	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	(207,796)	(258,313)
Loss from operations	(207,796)	(258,313)
Other income (expense)
Interest expense	(13,333)	(37,333)
Currency exchange gain/ (loss)	189	(3,854)
Total other income	(13,144)	(41,187)

Loss before income taxes	(220,940)	(299,500)
Provision for income taxes expense (benefit)	-	-
Net loss	(220,940)	(299,500)
Net loss attributable to TRANSAKT LTD.	$(220,940)	$(299,500)

Loss per share:
Basic and diluted income (loss) common stockholders per share	$(0.002)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	116,811,045	22,670,938

Other Comprehensive Income (Loss)
Net profits (loss)	$(220,940)	$(299,500)
Foreign currency translation adjustment	(4,849)	4,289
Comprehensive income (loss)	(225,789)	(295,211)
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(225,789)	$(295,211)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017

	Common Stock		Additional	Stock	Accumulated	Other	Treasury	Stock at Cost	Total
	Shares	Amount	Paid-in Capital	Subscription Receivable	Deficit	Comprehensive Income (loss)	Shares	Amount

Balance at December 31, 2015	30,672,404	$30,672	$25,117,179	$(1,200,000)	$(21,830,086)	$(437,457)	(2,232,500)	$(1,800,000)	$(119,692)

Cancellation of treasury shares	(2,232,500)	(2,232)	(1,797,768)	-	-	-	2,232,500	1,800,000	-

Net loss	-	-	-	-	(299,500)	4,289	-	-	(295,211)

Balance at December 31, 2016	28,439,904	$28,440	$23,319,411	$(1,200,000)	$(22,129,586)	$(433,168)	-	$-	$(414,903)

Issue Common Stock	105,066,666	105,066	945,600	-	-	-	-	-	1,050,666

Net loss	-	-	-	-	(220,940)	(4,849)	-	-	(225,789)

Balance at December 31, 2017	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,350,526)	$(438,017)	-	$-	$409,974

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities
Net profits (loss) available to common stockholders	$(220,940)	$(299,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses	13,333	-
Changes in assets and liabilities:
Decrease (Increase) in prepayments	-	1,431
Increase (Decrease) in accounts payable and accrued expenses	9,485	20,131
Net cash used in operating activities	(198,122)	(277,938)

Cash flows from investing activities
Restricted cash	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Net repayment of amount due to shareholders	-	(191,000)
Proceeds from issuance of Convertible Promissory Note	-	1,000,000
Net cash provided by financing activities	-	809,000
Effect of exchange rate changes on cash and cash equivalents	(4,849)	4,289

Net increase (decrease) in cash and cash equivalents	(202,971)	535,351

Cash and cash equivalents
Beginning	638,601	103,250
Ending	$435,630	$638,601

Non cash financing activities
Issuance of common stock to settle convertible promissory note and its relevant accrued interest	1,050,666	-

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$37,333

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Going Concern

The Company has incurred a net loss of $220,940 and $299,500 during the years ended December 31, 2017 and 2016, respectively, and has an accumulated deficit of $22,350,526 and $22,129,586 as of December 31, 2017 and December 31, 2016, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2017, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

Exchange Gain (Loss):

During the years ended December 31, 2017 and 2016, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

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

FASB Amends SEC Paragraphs related to Revenue Recognition and Leases Standards for Public Business Entities. The FASB has issued Accounting Standards Update (ASU) No. 2017-13.This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases,for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

ASU 2017-13 codifies portions of an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting essentially delaying the effective date of the revenue recognition and leases standards for a subset of public entities . The SEC Observer made the following SEC Staff Announcement, “Transition Related to Accounting Standards Updates No. 2014-09 and 2016-02,” at the July 20, 2017 EITF meeting:

The SEC staff would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting (1) ASC Topic 606, Revenue from Contracts with Customers for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and (2) ASC Topic 842, Leases for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC may still elect to adopt ASC Topic 606 and ASC Topic 842 according to the public business entity effective dates.

This announcement is applicable only to public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC. This announcement is not applicable to other public business entities.

FASB Amends Codification for New SEC Content. The FASB has issued Accounting Standards Update (ASU) No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC.
SEC Staff Accounting Bulletin (SAB) No. 116

The SEC issued SAB 116 to bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers. The SAB modified SAB Topic 13, Revenue Recognition, SAB Topic 8, Retail Companies, and Section A, Operating-Differential Subsidies, of SAB Topic 11, Miscellaneous Disclosure. ASU 2017-14 supersedes various SEC paragraphs and amends an SEC paragraph pursuant to the issuance of SAB 116.

SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403)

The SEC issued this release to update its 2005 Commission Guidance Regarding Accounting for Sales of Vaccines and Bioterror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. The release stated that consistent with ASC Topic 606, manufacturers should recognize revenue for vaccines that are placed into the Vaccines for Children Program and the Strategic National Stockpile. The release states that until a registrant adopts ASC Topic 606, it should continue referring to the guidance included in the 2005 Release. ASU 2017-14 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to this guidance.

NOTE 3– CONVERTIBLE PROMISSORY NOTE

Convertible Promissory Note consists of the following:

	December 31, 2017	December 31, 2016
Convertible Promissory Note	-	1,000,000
	$-	$1,000,000

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

NOTE 4 – PREPAYMENTS

Prepayments consist of the following:

	December 31, 2017	December 31, 2016
Prepaid expenses	10,000	10,000
	$10,000	$10,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2017	December 31, 2016
Accrued payroll	$9,344	$-
Accrued employee benefits and pension expenses	288	-
Accrued professional fees	26,024	26,171
Accrued interest expenses	-	37,333
	$35,656	$63,504

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transaction

On February 28, 2017, Mr. Ho Kang–wing (the holder of convertible promissory note) elected to convert the entire outstanding amount of the Note into 105,066,666 common shares of the Company including the accumulated interest. Therefore, the issued and outstanding common shares of the Company were increased to 133,506,570 shares at that date.

There was no related party transaction for the year ended December 31, 2017.

NOTE 7 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions -The United States and Hong Kong. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2017 and 2016. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

For the year ended December 31, 2017, the Company had net operating loss carry-forwards of approximately $1,378,941 that may be available to reduce future years’ taxable income through 2035, Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following years ended December 31:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$97,017	$146,326
Less: Valuation allowance	(97,017)	(146,326)
Net provision for Federal income taxes	$-	$-

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2017 and 2016 are as follows:

U.S:	2017	2016
Deferred tax asset – non-current:
Net operating loss carry forward	$1,378,941	$1,281,924
Valuation allowance	(1,378,941)	(1,281,924)
Net deferred tax asset	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2017 and 2016:

	2017	2016
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- HK	16.5%	16.5%
Other (a)	(16.5%)	(16.5%)
Effective tax rate	0%	0%

Other represents expenses incurred by the Company that are not deductible for HK income taxes and changes in valuation allowance for HK entities for the years ended December 31, 2017 and 2016.

NOTE 8- – COMMON STOCK

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

NOTE 9 – SHARE-BASED COMPENSATION

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

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	0.3
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin (A) Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

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

Options issued and outstanding as of December 31, 2017 and their activities during the twelve months then ended are as follows:

			Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years
Outstanding as of January 1, 2017	-	$-
Granted- Before reverse split	1,000,000	0.03
Granted- After reverse split	50,000	0.6

Expired	-		-
Forfeited	-	-
Outstanding as of December 31, 2017	50,000	0.6	0.3
Exercisable as of December 31, 2017	50,000	0.6	0.3
Vested and expected to vest	50,000	0.6	0.3

As of December 31, 2017, the aggregate intrinsic value of options outstanding was $0.

NOTE 10 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The following table sets forth the computation of basic and diluted net income per common share:

The following table sets forth the computation of basic and diluted net income per common share:

	December 31, 2017	December 31, 2016
Numerator

Net (loss)/income	$(220,940)	$(299,500)

Denominator

Weighted average shares – Basic EPS	116,811,045	22,670,938

Weighted average shares – Diluted EPS	116,811,045	22,670,938

Net income (loss) per share – Basic and Diluted

EPS - basic and diluted	$(0.002)	$(0.01)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company issued these financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2017, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Centurion ZD CPA Ltd., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Control

During the fiscal year ended December 31, 2017 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2017. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
Ho Kang-Wing	55	Chairman, Chief Executive Officer, President and Director	March 12, 2015
Yam Chi-Wah	55	Chief Financial Officer	March 12, 2015
He Jiaxian	31	Director	March 12, 2015
He Jingtian	63	Director	March 12, 2015
Tam Yuk-Ching	51	Director	March 12, 2015

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

Ho Kang-Wing – Chairman, Chief Executive Officer, President and Director

Since 1993 Ho Kang Wing has served and the managing director of Guangdong Dongrong Metal Products Co., Ltd., Foshan, Guangdong, China based company specializing in the design and production of metal and wood products. Under his direction Guangdong Dongrong has achieved annual revenues in excess of USD$100,000,000. Mr. Ho has served on TransAKT’s board of directors since July 2013. Mr. Ho has committed to help TransAKT to develop and promote our product mix in China and other Asian countries. He is 55 years of age and resides in Kowloon City, Hong Kong.

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

He Jingtian – Director

In 1993 Mr. He Jingtian founded Guangdong Dongrong Metal Products Co., Ltd. He has served as general manager of Guangdong Dongrong since its inception. He is 63 years of age and resides in Shunde City, Guangdong, China.

He Jiaxian – Director

Mr. He Jiaxian obtained a Bachelors of Arts degree in International Economics and Trade from South China University of Technology in 2010, and a Master of Science in Management from Loughborough University (UK) in 2012. In 2013 he joined Guangdong Dongrong Metal Products Co., Ltd. as a project manager. He is also the founder and director of Guangdong Chuansuo Agricultural Science and Technology Co. Ltd. Mr. He is 31 years of age and resides in Shunde City, Guangdong, China.

Tam Yuk-Ching – Director

Since 2004 Ms. Tam Yuk Ching has served as the managing director of Legend Hardware Ltd., a Hong Kong based manufacturer of furniture hardware which employs over 2,500 workers at its 100,000 square meters factory in Foshan, China. Ms. Tam brings more than 20 years of experience in corporate finance and will assist the Company in all financing and capital raising activities in the future. She is 51 years of age and resides in Hong Kong.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Corporate governance relates to the activities of our directors who are elected by and accountable to the shareholders and takes into account the role of management who are appointed by the board and who are charged with our ongoing management. Our board of directors encourages sound corporate governance practices designed to promote our well-being and on-going development, having always as its ultimate objective the best long-term interests of us and the enhancement of value for all shareholders. The board also believes that sound corporate governance benefits our employees and the communities in which we operate. The board is of the view that our corporate governance policies and practices, outlined in our code of ethics, are appropriate and substantially consistent with the guidelines for improved corporate governance in Canada as adopted by the Toronto Stock Exchange.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee and so have no audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

I

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ho KangWing(1) Chairman, Chief Executive Officer, President and Director	2017 2016	89,088 89,230	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	89,088 89,230
Yam Chi- Wah(2) Chief Financial Officer	2017 2016	23,040 23,076	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	23,040 23,076

(1)	Mr. Ho Kang-Wing was appointed as chairman, chief executive officer, president and a director of our company on March 12, 2015.
(2)	Mr. Yam Chi-Wah was appointed as chief financial officer of our company on March 12, 2015.

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

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2017.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

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

The following table sets forth, as of April 9 , 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2018. As of April 9, 2018 there were 133,506,570 shares of our company’s common stock issued and outstanding.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Ho Kang-Wing, He Jingtian, He Jiaxian, and Tam Yuk-Ching. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$21,000	$21,000
Quarter Review Fees	$15,000	$15,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$36,000	$36,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

3.3	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)

3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)

(10)	Material Contracts

10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).

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

TransAKT Ltd.
(Registrant)

Dated: April 9, 2018	/s/ Ho Kang-Wing

Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 9, 2018	/s/ Yam Chi-Wah

Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2018	/s/ Ho Kang-Wing
Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 9, 2018	/s/ He Jingtian

He Jingtian
Director

Dated: April 9, 2018	/s/ He Jiaxian

He Jiaxian
Director

Dated: April 9, 2018	/s/ Tam Yuk-Ching

Tam Yuk-Ching
Director