Form 10-Q
period 2018-03-31
TRANSAKT LTD.
filed 2018-05-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2018

or

 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _____________________

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
133,506,570 common shares issued and outstanding as of May 15, 2018.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statement

Our unaudited interim financial statements for the three months ended March 31, 2018 form part of this quarterly report They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2017.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

3

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$387,508	$435,630
Prepayments	-	10,000
Total Assets	$387,508	$445,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$31,552	$35,656
Total Current Liabilities	$31,552	$35,656

Total liabilities	$31,552	$35,656

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$133,506	133,506
Additional paid-in capital	24,265,011	24,265,011
Accumulated deficit	(22,404,572)	(22,350,526)
Other comprehensive income	(437,989)	(438,017)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$355,956	$409,974

Total Equity	$355,956	$409,974

Total Liabilities and Equity	$387,508	$445,630

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Sales, net	$-	$-
Cost of sales	-	-

Gross profit	-	-
Selling, general and administrative expenses	54,040	56,370
Loss from operations	(54,040)	(56,370)
Other income (expense)
Interest expense	-	(13,333)
Currency exchange gain (loss)	(6)	63
Total other income (expenses)	(6)	(13,270)
Loss before income taxes	(54,046)	(69,640)
Provision for income taxes expense (benefit)	-	-
Net loss	(54,046)	(69,640)
Net gain (loss) attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	$(54,046)	$(69,640)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.0004)	$(0.0024)

Weighted average number of shares outstanding:
Basic and diluted	133,506,570	45,951,015

Other Comprehensive Income (Loss)
Net loss	$(54,046)	$(69,640)
Foreign currency translation adjustment	28	(85)
Comprehensive income (loss)	(54,018)	(69,725)
Comprehensive income (loss) attributable to the non- controlling interest	-	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(54,018)	$(69,725)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

`	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net loss available to common stockholders	$(54,046)	$(69,640)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense	-	13,333
Changes in assets and liabilities:
Decrease (Increase) in prepayments	10,000	10,000
Decrease (Increase) in deposits	-	(300,312)
Increase (Decrease) in accounts payable and accrued expenses	(4,104)	9,880
Net cash used in operating activities	(48,150)	(336,739)

Cash flows from investing activities
Net cash used in investing activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	28	(85)
Net increase (decrease) in cash and cash equivalents	(48,122)	(336,824)
Cash and cash equivalents
Beginning	435,630	638,601
Ending	$387,508	$301,777

Non cash financing activities
Issuance of common stock to settle convertible promissory note of its relevant accrued interest	-	1,050,666

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $54,046 and $69,640 during the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of $22,404,572 and $22,350,526 as of March 31, 2018 and December 31, 2017, respectively.

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

Exchange Gain (Loss):

During the three months ended March 31, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recent Accounting Pronouncements

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;

•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the three months ended March 31, 2018 and 2017, respectively.

Due to related parties

As of March 31, 2018 and 2017 there was no payable due to related parties.

NOTE 3 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

We incurred a net loss attributable to common stockholders of $54,046 and $69,640 during the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of $22,404,572 and $22,350,526 as of March 31, 2018 and December 31, 2017, respectively. In addition, we expect to incur an operating loss in the 2018 fiscal year.

Cash Requirements

We used cash in operations of $48,150 for the three months ended March 31, 2018. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2018, we will need a minimum of $250,000 to sustain operations and market our products effectively.

Our plan of operations for fiscal 2018 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[1]
Beginning January 1, 2018
Salaries	$120,000
Accounting and Legal Expenses	$50,000
Public company reporting costs	$20,000
Selling, general and administrative expense	$5,000
Contingency	$55,000
Total	$250,000

1.	Based on 2017 average exchange rate of $0.128

As of May 15, 2018, we will require additional financing of approximately $250,000 to execute our business strategy for fiscal 2018. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Our operating results for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2018	March 31, 2017
	($)	($)
Operating revenues	-	-
Operating costs and expenses	54,040	56,370
Loss from operations	54,040	56,370
Other expenses	6	13,270
Net loss	54,046	69,640
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	54,046	69,640

Net loss per share (basic and diluted)	0.0004	0.0024

Net Revenues and Cost of Sales

There were no revenues for the three months ended March 31, 2018 and 2017 respectively.

Operating Expenses

Operating expenses were $54,040 for the three months ended March 31, 2018, compared to $56,370 for the three months ended March 31, 2017, representing a decrease of $2,330. The decrease in operating expenses was primarily due to the tightening budget during the period.

Loss from Operations

Loss from operations were $54,040 for the three months ended March 31, 2018, compared to $56,370 for the three months ended March 31, 2017, representing an decrease of $2,330 The decrease in loss from operations was primarily due to the tightening budget during the period.

Other Expenses

Other expenses were decreased by approximately $13,264 to $6 for the three months ended March 31, 2018 from $13,270 for the same period in 2017.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $54,046 for the three months ended March 31, 2018 compared to approximately $69,640 for the three months ended March 31, 2017, representing a decrease of $15,594 or approximately 22%.

Liquidity and Capital Resources

Our financial position as of March 31, 2018 and December 31, 2017 and the changes for the periods then ended are as follows:

Working Capital

	As of	As of
	March 31, 2018	December 31, 2017
Current Assets	$387,508	$445,630
Current Liabilities	$31,552	$35,656
Working Capital	$355,956	$409,974

Our working capital decreased from $409,974 at December 31, 2017 to $355,956 at March 31, 2018, primarily as a result of the operating loss during the period.

Cash Flows

	Three months	Three months
	Ended	Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$48,150	$336,739
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net increase (decrease) in Cash and Cash Equivalents during the period	$(48,122)	$(336,824)
Cash and Cash Equivalents, beginning of period	$435,630	$638,601
Cash and Cash Equivalents, end of period	$387,508	$301,777

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2018 was $48,150, representing a decrease of 288,589 compared to net cash flow used in operating activities of $336,739 during the three months ended March 31, 2017. The decrease in the cash used in operating activities was primarily due to the deposit paid of $300,000 to a potential investment in 2017.

Investing Activities

Net cash flow used in investing activities during the three months ended March 31, 2018 was $0, no change compared to net cash used in investing activities during the three months ended March 31, 2017.

Financing Activities

Net cash flow provided by financing activities during the three months ended March 31, 2018 was $0, compared to net cash provided by financing activities of $0 during the three months ended March 31, 2017.

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

Exchange Gain (Loss):

During the three months ended March 31, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recent Accounting Pronouncements

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;
•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

Subsequent Events

We have evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $54,046 and $69,640 during the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of $22,404,572 and $22,350,526 as of March 31, 2018 and December 31, 2017, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through March 31, 2018, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.

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

We have sustained operating losses before income tax of $54,046 for the period ended March 31, 2018. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $48,150 for the period ended March 31, 2018, and cash flow used in operations of $336,739 for the period ended March 31, 2017. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $250,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At May 15, 2018, we had 133,506,570 common shares outstanding.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)
3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)
3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
10.2	Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)
10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)
10.11	Share transfer agreement dated June 30, 2015 with James Wu and share transfer agreement between TransAKT Taiwan Ltd. And Peng Yuchi (incorporated by reference from our current report on form 8-K filed on July 6, 2015)
10.12	Form of Convertible Promissory Note and Securities Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 19, 2016).
10.13	On February 28,2017, the holder of the Convertible Promissory Note executed the right to convert the note to common shares including the accrued interest. (incorporated by reference from our current report on form 8-K filed on March 3,2017

Exhibit
Number	Description

(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT (BVI) Ltd.(Wholly owned), a BVI company
21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: May 15, 2018	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2018	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)