Form 10-Q
period 2018-06-30
TRANSAKT LTD.
filed 2018-08-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[  ] YES [X]NO

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
133,506,570 common shares issued and outstanding as of August 14, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the six months ended June 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2017.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

CONTENTS
Page

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 – F-12

3

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$331,791	$435,630
Prepayments	-	10,000
Total Current Assets	$331,791	$445,630
Total Assets	$331,791	$445,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$21,385	$35,656
Total Current Liabilities	$21,385	$35,656

Total liabilities	$21,385	$35,656

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 shares issued and outstanding at June 30, 2018 and December 31 2017, respectively	133,506	133,506
Additional paid-in capital	24,265,011	24,265,011
Accumulated deficit	(22,450,165)	(22,350,526)
Other comprehensive income	(437,946)	(438,017)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$310,406	$409,974
Non-controlling interest	-	-
Total Equity	$310,406	$409,974

Total Liabilities and Equity	$331,791	$445,630

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales, net	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-
Selling, general and administrative expenses	(99,531)	(103,171)	(45,491)	(46,801)
Loss from operations	(99,531)	(103,171)	(45,491)	(46,801)
Other income (expense)
Interest income/ (expense)	-	(13,333)	-	-
Currency exchange gain (loss)	(108)	233	(102)	170
Other income	-	-	-	-
Total other income (expenses)	(108)	(13,100)	(102)	170
(Loss)/ Profit before income taxes	(99,639)	(116,271)	(45,593)	(46,631)
Provision for income taxes expense (benefit)	-	-	-	-
Net (loss)/ profit	(99,639)	(116,271)	(45,593)	(46,631)
Net gain (loss) attributable to non- controlling interest	-	-	-	-
Net (loss)/ profit attributable to TRANSAKT	$(99,639)	$(116,271)	$(45,593)	$(46,631)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.0007)	$(0.0012)	$(0.0003)	$(0.0005)

Weighted average number of shares outstanding:

Basic and diluted	133,506,570	99,258,320	133,506,570	99,258,320

Other Comprehensive Income (Loss)
Net loss	$(99,639)	$(116,271)	$(45,593)	$(46,631)

Foreign currency translation adjustment	71	(289)	43	(205)
Comprehensive income (loss)	(99,568)	(116,560)	(45,550)	(46,836)

Comprehensive income (loss) attributable to the non-controlling interest	-	-	-	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(99,568)	$(116,560)	$(45,550)	$(46,836)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

`	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net gain (loss) available to common stockholders
	$(99,639)	$(116,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses	-	13,333
Changes in assets and liabilities:
Decrease (Increase) in prepayments	10,000	10,000
Decrease (Increase) in deposits	-	(300,312)
Increase (Decrease) in accounts payable and accrued expenses	(14,271)	(6,070)
Net cash used in operating activities	(103,910)	(399,320)
Cash flows from investing activities
Net cash used in investing activities	-	-
Cash flows from financing activities
Due to related party	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	71	(289)
Net increase (decrease) in cash and cash equivalents	(103,839)	(399,609)
Cash and cash equivalents
Beginning	435,630	638,601
Ending
	$331,791	$238,992

Non cash financing activities
Issuance of common stock to settle convertible promissory note and its relevant accrued interest	-	1,050,666

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $99,639 and $116,271 during the six months ended June 30, 2018 and 2017, respectively, and had an accumulated deficit of $22,450,165 and $22,350,526 as of June 30, 2018 and December 31, 2017, respectively.

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

Exchange Gain (Loss):

During the six months ended June 30, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

FASB Adds SEC Guidance to the Codification on the Tax Cuts and Jobs Act. The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•     Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•     Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•     Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•     Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a. Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b. Disclosures of items reported as provisional amounts;

c. Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d. The reason why the initial accounting is incomplete;

e. The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f. The nature and amount of any measurement period adjustments recognized during the reporting period; g. The effect of measurement period adjustments on the effective tax rate; and

h. When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•     Amendments to Subtopic 220-10,Income Statement— Reporting Comprehensive Income—Overall.The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•     Amendments to Subtopic 470-50,Debt—Modifications and Extinguishments.The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

1. When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2. Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•     Amendments to Subtopic 480-10,Distinguishing Liabilities from Equity—Overall.The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

•     Amendments to Subtopic 718-740,Compensation—Stock Compensation—Income Taxes.The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•     Amendments to Subtopic 805-740,Business Combinations— Income Taxes.The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•     Amendments to Subtopic 815-10,Derivatives and Hedging— Overall.The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

•     Amendments to Subtopic 820-10,Fair Value Measurement— Overall.The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

The amendments to paragraphs 820-10-35-18D through 35-18F and 820-10-35- 18H through 35-18L revise the current guidance to allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives in accordance with Topic 815 to use the portfolio exception to valuation. The amendments improve guidance by adding wording that explicitly states that a group of financial assets, financial liabilities, nonfinancial items accounted for as derivatives in accordance with Topic 815, or a combination of these items that otherwise meet the criteria to do so are permitted to apply the portfolio exception for measuring fair value of the group. This allows entities to measure fair value on a net basis for those portfolios in which financial assets and financial liabilities and nonfinancial instruments are managed and valued together.

•     Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities.Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•     Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments—Other.The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

Transition and Effective Date. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and will be effective upon issuance of ASU No. 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

In addition, there are some conforming amendments in ASU No. 2018-09 that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU. For example, there are conforming amendments to Topic 820 and Subtopic 944-310, Financial Services—Insurance—Receivables, that are related to the amendments in Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which require application of the transition and effective date guidance in that ASU.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the six months ended June 30, 2018 and 2017, respectively.

Due to related parties

As of June 30, 2018 there was no payable due to related parties.

NOTE 3 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company issue these financial statements, and found no material subsequent events are required to be disclosed.

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

Subsequent to our sale of Vegfab, we continue to be engaged in the sale and distribution of indoor agricultural equipment, including lighting, irrigation and hydroponic growing systems. We seek to purchase inventory from third party manufacturers and re-sell equipment to various indoor agricultural operators located in Asia. Our primary target markets are Taiwan, Hong Kong, Mainland China, and Singapore. However, we have not generated revenues subsequent to the fiscal year ended December 31, 2015.

We incurred a net loss attributable to common stockholders of $99,639 and $116,271 during the six months ended June 30, 2018 and 2017, respectively, and had an accumulated deficit of $22,450,165 and $22,350,526 as of June 30, 2018 and December 31, 2017, respectively. In addition, we expect to incur an operating loss in the 2018 fiscal year.

As at the date of this annual report, we are actively seeking opportunities to diversify our business and to enhance shareholder value. In particular, we are investigating potential opportunities to enter the Chinese health food market, with an emphasis on traditional Chinese herbs known as cordyceps. In that regard, we have recently identified and are in negotiations with a potential joint-venture partner engaged in research, manufacture, processing and sales of cordyceps. Importantly, however, there is no guarantee that our negotiations will be successful or that we will successfully identify or secure other opportunities to diversify our business.

Cash Requirements

We used cash in operations of $103,910 for the six months ended June 30, 2018. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2018, we will need a approximately $250,000 to sustain our operations and market our products effectively.

Our plan of operations for fiscal 2018 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[1]
Beginning January 1, 2018

Salaries	$120,000
Accounting and Legal Expenses	$50,000
Public company reporting costs	$20,000
Selling, general and administrative expense	$5,000
Contingency	$55,000
Total	$250,000

1.	Based on 2018 average exchange rate of $0.1273

As of August 14, 2018, we will require additional financing of approximately $250,000 to execute our business strategy for fiscal 2018. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Our operating results for the three months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months ended	Three Months ended
	June 30, 2018	June 30, 2017
	($)	($)
Operating revenues	-	-
Operating costs and expenses	(45,491)	(46,801)
Loss from operations	(45,491)	(46,801)
Other expenses	(102)	170
Provision for income taxes expense (benefit)	-	-
Net loss	(45,593)	(46,631)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	(45,593)	(46,631)

Net loss per share (basic and diluted)	(0.0003)	(0.0005)

Net Revenues and Cost of Sales

There was no revenues for the three months ended June 30, 2018 and 2017 respectively.

Operating Expenses

Operating expenses were $45,491 for the three months ended June 30, 2018, compared to $46,801 for the three months ended June 30, 2017, representing a decrease of $1,310. The decrease in operating expenses was primarily due to the tightening budget during the period.

Loss from Operations

Loss from operations were $45,491 for the three months ended June 30, 2018, compared to $46,801 for the three months ended June 30, 2017, representing a decrease of $1,310. The decrease in operating loss was primarily due to the tightening budget during the period.

Other Income or Expenses

Other income were decreased by approximately $272 to ($102) for the three months ended June 30, 2018 from $170 for the same period in 2017. The decrease was due to the exchange rate difference.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $45,593 for the three months ended June 30, 2018 compared to a loss of $46,631 for the three months ended June 30, 2017, representing a decrease of $1,038 or approximately 2.2% .

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Our operating results for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Six Months ended	Six Months ended
	June 30, 2018	June 30, 2017
	($)	($)
Operating revenues	-	-
Operating costs and expenses	(99,531)	(103,171)
Loss from operations	(99,531)	(103,171)
Other expense	(108)	(13,100)
Provision for income taxes expense (benefit)	-	-
Net loss	(99,639)	(116,271)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	(99,639)	(116,271)

Net loss per share (basic and diluted)	(0.0007)	(0.0012)

Net Revenues and Cost of Sales

There were no revenues for the six months ended June 30, 2018 and 2017 respectively.

Operating Expenses

Operating expenses were $99,531 for the six months ended June 30, 2018, compared to $103,171 for the six months ended June 30, 2017, representing a decrease of $3,640. The decrease in operating expenses was primarily due to the tightening budget during the period.

Loss from Operations

Loss from operations were $99,531 for the six months ended June 30, 2018, compared to $103,171 for the six months ended June 30, 2017, representing a decrease of $3,640. The decrease in loss from operations was primarily due to the tightening budget during the period.

Other Income or Expenses

Other income/(expenses) decreased by approximately $12,992 to ($108) for the six months ended June 30, 2018 from $13,100 for the same period in 2017. The decrease was mainly due to the interest expenses paid for promissory note of $13,333 in the period of 2017.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of $99,639 for the six months ended June 30, 2018 compared to $116,271 for the six months ended June 30, 2017, representing a decrease of $16,632.

Liquidity and Capital Resources

Our financial position as of June 30, 2018 and December 31, 2017 and the changes for the periods ended are as follows:

Working Capital

	As of	As of
	June 30, 2018	December 31, 2017
Current Assets	$331,791	$445,630
Current Liabilities	$21,385	$35,656
Working Capital	$310,406	$409,974

Our working capital decreased from $409,974 at December 31, 2017 to $310,406 at June 30, 2018, primarily as a result of the operating loss during the period.

Cash Flows

	Six months	Six months
	Ended	Ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(103,910)	$(399,320)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net increase (decrease) in Cash and Cash Equivalents during the period	$(103,839)	$(399,609)
Cash and Cash Equivalents, beginning of period	$435,630	$638,601
Cash and Cash Equivalents, end of period	$331,791	$238,992

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2018 was $103,910, representing a decrease of $295,410 compared to net cash flow used in operating activities of $399,320 during the six months ended June 30, 2017. The decrease in the cash used in operating activities was primarily due to the deposit paid of $300,312 to a potential investment project in 2017.

Investing Activities

Net cash flow used in investing activities during the six months ended June 30, 2018 was $0, no change compared to net cash flow used in investing activities during the six months ended June 30, 2017.

Financing Activities

Net cash flow provided by financing activities during the six months ended June 30, 2018 was $0, compared to $0 during the same period of 2017.

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

Exchange Gain (Loss):

During the six months ended June 30, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

FASB Adds SEC Guidance to the Codification on the Tax Cuts and Jobs Act. The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•     Question 1: If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•     Answer 1: In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•     Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•     Answer 2: The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a. Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b. Disclosures of items reported as provisional amounts;

c. Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d. The reason why the initial accounting is incomplete;

e. The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f. The nature and amount of any measurement period adjustments recognized during the reporting period; g. The effect of measurement period adjustments on the effective tax rate; and

h. When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•     Amendments to Subtopic 220-10, Income Statement— Reporting Comprehensive Income—Overall. The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•     Amendments to Subtopic 470-50, Debt—Modifications and Extinguishments. The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

1. When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2. Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•     Amendments to Subtopic 480-10,Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

•     Amendments to Subtopic 718-740,Compensation—Stock Compensation—Income Taxes. The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•     Amendments to Subtopic 805-740,Business Combinations— Income Taxes. The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•     Amendments to Subtopic 815-10,Derivatives and Hedging— Overall. The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

•     Amendments to Subtopic 820-10,Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

The amendments to paragraphs 820-10-35-18D through 35-18F and 820-10-35- 18H through 35-18L revise the current guidance to allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives in accordance with Topic 815 to use the portfolio exception to valuation. The amendments improve guidance by adding wording that explicitly states that a group of financial assets, financial liabilities, nonfinancial items accounted for as derivatives in accordance with Topic 815, or a combination of these items that otherwise meet the criteria to do so are permitted to apply the portfolio exception for measuring fair value of the group. This allows entities to measure fair value on a net basis for those portfolios in which financial assets and financial liabilities and nonfinancial instruments are managed and valued together.

•     Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•    Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments—Other. The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

Transition and Effective Date. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and will be effective upon issuance of ASU No. 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

In addition, there are some conforming amendments in ASU No. 2018-09 that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU. For example, there are conforming amendments to Topic 820 and Subtopic 944-310, Financial Services—Insurance—Receivables, that are related to the amendments in Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which require application of the transition and effective date guidance in that ASU.

Subsequent Events

We have evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company issued these financial statements.

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $99,639 and $116,271 during the six months ended June 30, 2018 and 2017, respectively, and had an accumulated deficit of $22,450,165 and $22,350,526 as of June 30, 2018 and December 31, 2017, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2018, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

We have sustained operating losses before income tax of $99,639 for the period ended June 30, 2018. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $103,910 for the period ended June 30, 2018, and cash flow used in operations of $399,320 for the period ended June 30, 2017. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $250,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. As at August 14, 2018, we had 133,506,570 common shares outstanding.

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

10.12	Form of Convertible Promissory Note and Securities Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 19, 2016).

Exhibit
Number	Description

10.13

On February 28,2017, the holder of the Convertible Promissory Note executed the right to convert the note to common shares including the accrued interest.(incorporated by reference from our current report on form 8-K filed on March 3,2017)

(14)	Code of Ethic
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT (BVI) Ltd.(Wholly owned), a BVI company
21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: August 14, 2018	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)