Form 10-Q
period 2018-09-30
TRANSAKT LTD.
filed 2018-11-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

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
133,506,570 common shares issued and outstanding as of November 14, 2018.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the nine months periods ended September 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2017.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

CONTENTS

Page
FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 – F-13

3

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$288,944	$435,630
Prepayments	-	10,000
Total Assets	$288,944	$445,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$21,430	$35,656
Total Current Liabilities	$21,430	$35,656

Total liabilities	$21,430	$35,656

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$133,506	133,506
Additional paid-in capital	24,265,011	24,265,011
Accumulated deficit	(22,493,079)	(22,350,526)
Other comprehensive income	(437,924)	(438,017)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$267,514	$409,974

Total Equity	$267,514	$409,974

Total Liabilities and Equity	$288,944	$445,630

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Sales, net	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-
Selling, general and administrative expenses	(142,395)	(146,432)	(42,864)	(43,261)
Loss from operations	(142,395)	(146,432)	(42,864)	(43,261)
Other income (expense)
Interest income/ (expense)	-	(13,333)	-	-
Currency exchange gain (loss)	(158)	221	(50)	(12)
Total other income (expenses)	(158)	(13,112)	(50)	(12)
Loss before income taxes	(142,553)	(159,544)	(42,914)	(43,273)
Provision for income taxes expense (benefit)	-	-	-	-
Net loss	(142,553)	(159,544)	(42,914)	(43,273)
Net gain (loss) attributable to non- controlling interest	-	-	-	-

Net loss attributable to TRANSAKT	$(142,553)	$(159,544)	$(42,914)	$(43,273)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.0011)	$(0.0014)	$(0.0003)	$(0.0003)

Weighted average number of shares outstanding:

Basic and diluted	133,506,570	110,799,855	133,506,570	133,506,570

Other Comprehensive Income (Loss)
Net loss	$(142,553)	$(159,544)	$(42,914)	$(43,273)

Foreign currency translation adjustment	93	(2,871)	22	(2,582)
Comprehensive income (loss)	(142,460)	(162,415)	(42,892)	(45,855)

Comprehensive income (loss) attributable to the non-controlling interest	-	-	-	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(142,460)	$(162,415)	$(42,892)	$(45,855)

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

`	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net loss available to common stockholders	$(142,553)	$(159,544)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense	-	13,333
Changes in assets and liabilities:
Decrease (Increase) in prepayments	10,000	10,000
Decrease (Increase) in deposits	-	(300,000)
Increase (Decrease) in accounts payable and accrued expenses	(14,226)	(7,539)
Net cash used in operating activities	(146,779)	(443,750)

Cash flows from investing activities
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from issuance of Convertible Promissory Note	-	-
Due to related party	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	93	(2,871)
Net increase (decrease) in cash and cash equivalents	(146,686)	(446,621)
Cash and cash equivalents
Beginning	435,630	638,601
Ending	$288,944	$191,980

Non cash financing activities
Issuance of common stock to settle convertible promissory note and its relevant accrued interest	-	1,050,666

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $142,553 and $159,544 during the nine months ended September 30, 2018 and 2017, respectively, and had an accumulated deficit of $22,493,079 and $22,350,526 as of September 30, 2018 and December 31, 2017, respectively.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2)The Company plans to continue actively seeking additional funding opportunities to improve and expand upon their product lines.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Advertising

No advertising costs as incurred during the quarter ended.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the nine months ended September 30, 2018 and 2017, respectively.

Due to related parties

As of September 30, 2018 there was no payable due to related parties.

NOTE 3 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

We incurred a net loss attributable to common stockholders of $142,553 and $159,544 during the nine months ended September 30, 2018 and 2017, respectively, and had an accumulated deficit of $22,493,079 and $22,350,526 as of September 30, 2018 and December 31, 2017, respectively. In addition, we expect to incur an operating loss in the 2018 fiscal year.

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

Cash Requirements

We used cash in operations of $146,779 for the nine months ended September 30, 2018. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2018, we will need a minimum of $250,000 to sustain our operations and market our products effectively, and execute our business plan.

Our plan of operations for fiscal 2018 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[2]
Beginning January 1, 2018
Salaries	$120,000
Accounting and Legal Expenses	$50,000
Public company reporting costs	$20,00
Selling, general and administrative expense	$5,000
Contingency	$55,000
Total	$250,000

1.	Based on 2018 average exchange rate of $0.128

As of November 14, 2018, we will require additional financing of approximately $250,000 to execute our business strategy for fiscal 2018. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the three Months Ended September 30, 2018 and 2017

Our operating results for the three months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months ended	Three Months ended
	September 30, 2018	September 30, 2017
	($)	($)
Operating revenues	-	-
Operating costs and expenses	42,864	43,261
Loss from operations	(42,864)	(43,261)
Other expenses	(50)	(12)
Provision for income taxes expense (benefit)	-	-
Net loss	(42,914)	(43,273)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	(42,914)	(43,273)

Net loss per share (basic and diluted)	(0.0003)	(0.0003)

Net Revenues and Cost of Sales

There were no revenues for the three months ended September 30, 2018 and 2017 respectively.

Operating Expenses

Operating expenses were $42,864 for the three months ended September 30, 2018, compared to $43,261 for the three months ended September 30, 2017, representing a decrease of $397. The decrease in operating expenses was primarily due to tightening our budget during the period.

Loss from Operations

Loss from operations was $42,864 for the three months ended September 30, 2018, compared to $43,261 for the three months ended September 30, 2017, representing a decrease of $397 The decrease in operating loss was primarily due to tightening our budget during the period.

Other Expenses

Other expenses were increased by $38 to $50 for the three months ended September 30, 2018 from $12 for the same period in 2017.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $42,914 for the three months ended September 30, 2018 compared to approximately $43,273 for the three months ended September 30, 2017, representing a decrease of $359 or approximately 1%.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Our operating results for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	Nine Months ended	Nine Months ended
	September 30, 2018	September 30, 2017
	($)	($)
Operating revenues	-	-
Operating costs and expenses	142,395	146,432
Loss from operations	(142,395)	(146,432)
Other income (expense)	(158)	(13,112)
Provision for income taxes expense (benefit)	-	-
Net loss	(142,553)	(159,544)
Net loss attributable to non-controlling interest	-	-
Net loss gain attributable to TRANSAKT LTD.	(142,553)	(159,544)

Net loss per share (basic and diluted)	(0.0011)	(0.0014)

Net Revenues and Cost of Sales

There were no revenues for the nine months ended September 30, 2018 and 2017 respectively.

Operating Expenses

Operating expenses were $142,395 for the nine months ended September 30, 2018, compared to $146,432 for the nine months ended September 30, 2017, representing a decrease of $4,037. The decrease in operating expenses was primarily due to tightening our budget during the period.

Loss from Operations

Loss from operations were $142,395 for the nine months ended September 30, 2018, compared to $146,432 for the nine months ended September 30, 2017, representing a decrease of $4,037. The decrease in operating loss was due to the budget reductions during the period.

Other Income or Expenses

Other expenses decreased by $12,954 to $158 for the nine months ended September 30, 2018 from $13,112 for the same period in 2017.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of $142,553 for the nine months ended September 30, 2018 compared to loss of $159,544 for the nine months ended September 30, 2017, representing a decrease of $16,991 or approximately 11%.

Liquidity and Capital Resources

Our financial position as of September 30, 2018 and December 31, 2017 and the changes for the periods then ended are as follows:

Working Capital
	As of	As of
	September 30, 2018	December 31, 2017
Current Assets	$288,944	$445,630
Current Liabilities	$21,430	$35,656
Working Capital	$267,514	$409,974

Our working capital decreased from $409,974 at December 31, 2017 to $267,514 at September 30, 2018, primarily as a result of the operating loss during the period.

Cash Flows
	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2018	2017
Net cash used in operating activities	$(146,779)	$(443,750)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net increase (decrease) in Cash and Cash Equivalents during the period	$(146,686)	$(446,621)
Cash and Cash Equivalents, beginning of period	$435,630	$638,601
Cash and Cash Equivalents, end of period	$288,944	$191,980

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2018 was $146,779, representing a decrease of $296,971 compared to net cash flow used in operating activities of $443,750 during the nine months ended September 30, 2017. The decrease in the cash used in operating activities was primarily due to the deposit paid of $300,000 to a potential investment in 2017.

Investing Activities

Net cash flow used in investing activities during the nine months ended September 30, 2018 was $0, no change compared to net cash used in investing activities during the nine months ended September 30, 2017.

Financing Activities

Net cash flow provided by financing activities during the nine months ended September 30, 2018 was $0, no change compared to net cash provided by financing activities during the nine months ended September 30, 2017.

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

Exchange Gain (Loss):

During the nine months ended September 30, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Subsequent Events

We have evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $142,553 and $159,544 during the nine months ended September 30, 2018 and 2017, respectively, and had an accumulated deficit of $22,493,079 and $22,350,526 as of September 30, 2018 and December 31, 2017, respectively.

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

We have sustained operating losses before income tax of $(142,553) for the period ended September 30, 2018. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $146,779 for the period ended September 30, 2018, and cash flow used in operations of $443,750 for the period ended September 30, 2017. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget,, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $250,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At November 14, 2018, we had 133,506,570 common shares outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Amalgamation (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.2	By-laws, as amended (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2006)
3.4	Articles of Conversion (incorporated by reference from our Registration Statement on Form S-4 filed on September 13, 2010)
3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 27, 2012)
(10)	Material Contracts
10.1	Form of Loan Agreement and Promissory Note (incorporated by reference from our Registration Statement on Form 20FR12G filed on September 16, 2003).
10.2	Share Purchase Agreement dated August 24, 2006 with all shareholders of Taiwan Halee International Co. Ltd., Cheng Chun-Chin and TransAKT Taiwan Limited (incorporated by reference from our to our Current Report on Form 8-K filed on September 26, 2006)
10.3	Distribution Agreement with Panasonic (Taiwan) dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.4	Manufacture and Distribution Agreement with Sanyo dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.5	Form of Promissory for Shareholder Loan dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.6	Form of Subscription Agreement for Convertible Debenture dated April, 2010 (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
10.7	Asset Purchase and Sale Agreement dated May 3, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on May 8, 2012)
10.8	Performance Compensation Agreement dated June 15, 2006 (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2012)
10.9	Asset Purchase Amending Agreement dated July 26, 2012 with Vegfab Agricultural Technology Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2012)
10.10	Share Purchase and Sale Agreement dated January 4, 2013 with Pan Yen Chu (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2013)
10.11	Share transfer agreement dated June 30, 2015 with James Wu and share transfer agreement between TransAKT Taiwan Ltd. And Peng Yuchi (incorporated by reference from our current report on form 8-K filed on July 6, 2015)
10.12	Form of Convertible Promissory Note and Securities Purchase Agreement (incorporated by reference from our current report on Form 8-K filed on July 19, 2016).
10.13	On February 28,2017, the holder of the Convertible Promissory Note executed the right to convert the note to common shares including the accrued interest. (incorporated by reference from our current report on form 8-K filed on March 3,2017

Exhibit
Number	Description

(14)	Code of Ethics
14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).
(21)	Subsidiaries of the Registrant
21.1	TransAKT (BVI) Ltd.(Wholly owned), a BVI company
21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes-Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: November 14, 2018	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)