Form 10-K
period 2018-12-31
TRANSAKT LTD.
filed 2019-04-01
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes [   ]  No [X]

The aggregate market value of Common Stock held by non-restricted of the Registrant on June 30, 2018 was $876,957.04 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
133,506,570 common shares as of April 1, 2019.

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

General Overview

Our company was incorporated in the Province of British Columbia on December 10, 1996 as Green Point Resources Inc. On October 18, 2000, we changed our name to Wildcard Wireless Solutions Inc. On June 30, 2001, we filed Articles of Continuance in the Province of Alberta and became an Alberta corporation. On that same day, we conducted an amalgamation with Wildcard Communications Canada Inc., an Alberta corporation, our wholly-owned subsidiary, wherein Wildcard Communications Canada was merged into Wildcard Wireless Solutions Inc. On June 20, 2003, we changed our name to TransAKT Corp. We chd our name from TransAKT Corp. to TransAKT Ltd. on July 12, 2006. Effective December 2, 2011, following approval by our shareholders on November 17, 2011, we re-domesticated our company from the Province of Alberta, Canada and became a Nevada corporation.

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

We have operating losses of $208,310 and $220,940 during the years ended December 31, 2018 and 2017, respectively, and incurred an accumulated deficit of $22,558,836 and $22,350,526 as of December 31, 2018 and December 31, 2017, respectively. In addition, we expect to incur an operating loss in 2019.

Principal Products and Markets

In the recent years, we supplied indoor agricultural equipment to commercial products of fruits and vegetables. However, the innovation in the indoor agriculture market is primarily focus on combining different technologies in new ways. Our industry is undergoing a period of rapid innovation and growth. And there exists a vast number of companies which predate our company and which have greater financial resources and experience in the industry. Furthermore, we are undergoing a very long period of consumer education in the industry. It is a high consumption of resources and the public acceptance of the business model is limited. At this moment, we have not realized commercial success of the technologies. Therefore, we have to seek for other development opportunities for our company.

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

We sustained operating loss for each of the fiscal years ended December 31, 2018 and 2017 of $208,310 and $220,940, respectively. We also anticipate sustaining a loss from operations for the fiscal year ended December 31, 2019. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operating activities of our continuing operations for the fiscal years ended December 31, 2018 and 2017 were $208,542 and $198,122, respectively. We have been dependent upon the proceeds of equity and non-equity financing to fund operations. No assurances can be given that our actual cash requirements will not exceed our budget or that anticipated revenues will be realized when needed, lines of credit will be available if necessary or that additional capital will be available.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At April 1, 2019, we had 133,506,570 common shares outstanding. On that date, we had no common shares reserved for issuance under our stock option plan; and no common shares reserved for issuance under the warrants issued pursuant to various private placements.

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

OTC Markets Group Inc. OTCQB(1)
Quarter Ended	High	Low
December 31, 2018	0.035	0.02
September 30, 2018	0.04365	0.015
June 30, 2018	0.16	0.035
March 31, 2018	0.07	0.04
December 31, 2017	$0.082	$0.06
September 30, 2017	$0.14	$0.06
June 30, 2017	$0.143	$0.07
March 31, 2017	$0.2113	$0.022
December 31, 2016	$0.24	$0.01

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Transfer Online, Inc., 512 SE Salmon St., Portland, OR 97214 (Telephone: (503) 227-2950) is the registrar and transfer agent for our common shares.

On April 1, 2019, the shareholders' list showed 136 registered shareholders and 133,506,570 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2018 and 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Operating Results

There was no sales revenue for the period of last twelve months.

Results of Operation for the Years Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Results of Operation

Our operating results for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended
	December 31,	December 31,
	2018	2017

Sales, net	$-	$-

Cost of sales	$-	$-

Gross Profit/(Loss)	$-	$-

Selling, general and administrative expenses	$(208,089)	$(207,796)

Loss from operations	$(208,089)	$(207,796)

Total Other income (expenses)	$(221)	$(13,144)

Provision for income taxes expense (benefit)	$-	$-

Net loss	$(208,310)	$(220,940)

Net loss attributable to non-controlling interest	$-	$-

Net loss attributable to TRANSAKT LTD.	$(208,310)	$(220,940)

Revenues & Cost of Sales

There was no sales revenue for the year ended December 31, 2018 and 2017.

Cost of sales was zero for the year ended December 31, 2018 since the zero sales in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2018 totaled $208,089 compared to operating expenses of $207,796 during the year ended December 31, 2017. Almost same as last year.

Loss from Operations

Loss from operations for the year ended December 31, 2018 totaled $208,089 compared to $207,796 from the same period in 2017. Almost same as last year.

Other Income (expenses)

Other (expense) / income decrease approximately $(12,923) to $(221) for the year ended December 31, 2018 from ($13,144) for the same period in 2017. The decrease in net other expense was primarily due to the decrease in interest expense on convertible note.

Net loss

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $208,310 for the year ended December 31, 2018 as compared to a loss of $220,940 for the year ended December 31, 2017, representing a decrease of approximately $12,630.

Liquidity

Working Capital

	At	At
	December 31,	December 31,
	2018	2017
Current assets	$239,088	$445,630

Current liabilities	$37,287	$35,656

Working capital	$201,801	$409,974

Cash Flows

	Fiscal year ended December 31,
	2018	2017
Net cash used in operating activities	$208,679	$198,122
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net cash flow used in operating activities was $208,679 in 2018, compared to $198,122 in 2017, an increase of $10,557. The increase in net cash flow used in operating activities was mainly due to higher operation cost.

There is no net cash flow used in investing activities for 2018 and 2017.

There is no net cash flow provided by financing activities for 2018 and 2017.

Our working capital was $201,801 as of December 31, 2018 compared to $409,974 as of December 31, 2017.

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

Capital Expenditure

Total capital expenditures were $0 for the years ended December 31, 2018 and 2017, respectively.

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

Cash Requirements

We used cash in operations of $208,679 for the year ended December 31, 2018. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us.

Research and Development

No research and development expenses were incurred in 2018 or 2017.

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

Going Concern

We has incurred a net loss attributable to the Company’s common stockholders of $208,310 and $220,940 during the years ended December 31, 2018 and 2017, respectively, and has an accumulated deficit of $22,558,836 and $22,350,526 as of December 31, 2018 and December 31, 2017, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2018, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

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

Exchange Gain (Loss):

During the years ended December 31, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights.

The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

Tabular Disclosure of Contractual Obligations

Operating Leases

We were not party to any leases agreement during the year ended December 31, 2018.

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
DECEMBER 31, 2018 AND 2017 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of TransAKT Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransAKT Ltd. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
(as successor to Centurion ZD CPA Limited)

We have served as the Company's auditor since 2016.
Hong Kong, SAR
April 1, 2019

TRANSAKT LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$227,088	$435,630
Prepayments	12,000	10,000
Total Current Assets	239,088	445,630

Total Assets	$239,088	$445,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$37,287	$35,656
Convertible Promissory Note	-	-
Total Current Liabilities	37,287	35,656

Total liabilities	37,287	35,656

Stockholders' Equity
Preferred stock, 200,000,000 shares authorized for issuance, $0.001 par value, 0 share issued and outstanding	-	-
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 shares and 133,506,570 shares issued and outstanding at December 31, 2018 and 2017, respectively	133,506	133,506
Additional paid-in capital	24,265,011	24,265,011
Accumulated deficit	(22,558,836)	(22,350,526)
Other comprehensive income	(437,880)	(438,017)
Stock subscription receivable	(1,200,000)	(1,200,000)
Treasury stock, common stock, at cost, 0 share at December 31, 2018 and 2017, respectively	-	-
Total Stockholders' Equity	201,801	409,974

Total Equity	201,801	409,974

Total Liabilities and Equity	$239,088	$445,630

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Sales, net	$-	$-
Cost of sales	-	-

Gross profit	-	-
Selling, general and administrative expenses	(208,089)	(207,796)
Loss from operations	(208,089)	(207,796)
Other income (expense)
Interest expense	-	(13,333)
Currency exchange gain/ (loss)	(221)	189
Total other income	(221)	(13,144)

Loss before income taxes	(208,310)	(220,940)
Provision for income taxes expense (benefit)	-	-
Net loss	(208,310)	(220,940)
Net loss attributable to TRANSAKT LTD.	$(208,310)	$(220,940)

Loss per share:
Basic and diluted income (loss) common stockholders per share	$(0.002)	$(0.002)

Weighted average number of shares outstanding:
Basic and diluted	133,506,570	116,811,045

Other Comprehensive Income (Loss)
Net profits (loss)	$(208,310)	$(220,940)
Foreign currency translation adjustment	137	(4,849)
Comprehensive income (loss)	(208,173)	(225,789)
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(208,173)	$(225,789)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018

	Common Stock		Additional	Stock	Accumulated	Other	Treasury	Stock at Cost	Total
	Shares	Amount	Paid-in	Subscription	Deficit	Comprehensive	Shares	Amount
			Capital	Receivable		Income (loss)

Balance at December 31, 2016	28,439,904	$28,440	$23,319,411	$(1,200,000)	$(22,129,586)	$(433,168)	-	$-	$(414,903)

Issue Common Stock	105,066,666	105,066	945,600	-	-	-	-	-	1,050,666

Net loss	-	-	-	-	(220,940)	(4,849)	-	-	(225,789)

Balance at December 31, 2017	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,350,526)	$(438,017)	-	$-	$409,974

Net loss					(208,310)	137			(208,173)

Balance at December 31, 2018

	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,558,836)	$(437,880)	-	$-	$201,801

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities
Net profits (loss) available to common stockholders	$(208,310)	$(220,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses	-	13,333
Changes in assets and liabilities:
Decrease (Increase) in prepayments	(2,000)	-
Increase (Decrease) in accounts payable and accrued expenses	1,631	9,485
Net cash used in operating activities	(208,679)	(198,122)

Cash flows from investing activities
Restricted cash	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Net repayment of amount due to shareholders	-	-
Proceeds from issuance of Convertible Promissory Note	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	137	(4,849)

Net increase (decrease) in cash and cash equivalents	(208,542)	(202,971)

Cash and cash equivalents
Beginning	435,630	638,601
Ending	$227,088	$435,630

Non cash financing activities
Issuance of common stock to settle convertible promissory note and its relevant accrued interest	-	1,050,666

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Going Concern

The Company has incurred a net loss of $208,310 and $220,940 during the years ended December 31, 2018 and 2017, respectively, and has an accumulated deficit of $22,558,836 and $22,350,526 as of December 31, 2018 and December 31, 2017, respectively.

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

The ability of the Company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through December 31, 2018, the Company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) The Company plans to continue actively seeking additional funding opportunities ; (3) The company is seeking for other business opportunities to create sources of income.

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

Exchange Gain (Loss):

During the years ended December 31, 2018 and 2017, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•

Amendments to Subtopic 220-10,Income Statement— Reporting Comprehensive Income—Overall.The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations— Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•

Amendments to Subtopic 470-50,Debt—Modifications and Extinguishments.The guidance in paragraph 470- 50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

1. When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and
2. Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•

Amendments to Subtopic 480-10,Distinguishing Liabilities from Equity—Overall.The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480- 10-55-59 with the guidance in Statement 150.

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

•

Amendments to Subtopic 815-10,Derivatives and Hedging— Overall.The amendment to paragraphs 815-10- 45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20- 45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

•

Amendments to Subtopic 820-10,Fair Value Measurement— Overall.The amendments to paragraph 820-10- 35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820- 10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

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

•

Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities.Paragraph 940-405- 55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55- 1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•

Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments— Other.The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

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

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights.

The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

NOTE 3 – PREPAYMENTS

Prepayments consist of the following:

	December 31, 2018	December 31, 2017
Prepaid expenses	12,000	10,000
	$12,000	$10,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2018	December 31, 2017
Accrued payroll	$9,344	$9,344
Accrued employee benefits and pension expenses	288	288
Accrued professional fees	27,655	26,024
	$37,287	$35,656

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 28, 2017, Mr. Ho Kang–wing (the holder of convertible promissory note) elected to convert the entire outstanding amount of the Note into 105,066,666 common shares of the Company including the accumulated interest. Therefore, the issued and outstanding common shares of the Company were increased to 133,506,570 shares at that date.

There was no related party transaction for the year ended December 31, 2018 and 2017.

NOTE 6 – INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions -The United States and Hong Kong. For the operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the U.S. as of December 31, 2018 and 2017. Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

For the year ended December 31, 2018, the Company had net operating loss carry-forwards of approximately $1,463,206 that may be available to reduce future years’ taxable income through 2035, Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following years ended December 31:

	2018	2017
Federal income tax benefit attributable to:
Current Operations	$84,265	$97,017
Less: Valuation allowance	(84,265)	(97,017)
Net provision for Federal income taxes	$-	$-

Deferred taxes:

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2018 and 2017 are as follows:

U.S:	2018	2017
Deferred tax asset – non-current:
Net operating loss carry forward	$1,463,206	$1,378,941
Valuation allowance	(1,463,206)	(1,378,941)
Net deferred tax asset	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2018 and 2017:

	2018	2017
U.S. Federal tax at statutory rate	21%	34%
Valuation allowance	(21%)	(34%)
Foreign income tax- HK	16.5%	16.5%
Other (a)	(16.5%)	(16.5%)
Effective tax rate	0%	0%

Other represents expenses incurred by the Company that are not deductible for HK income taxes and changes in valuation allowance for HK entities for the years ended December 31, 2018 and 2017.

NOTE 7 – COMMON STOCK

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

NOTE 8 – SHARE-BASED COMPENSATION

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

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Date of grant	19-Apr-13
Fair value of common stock on date of grant (A)	$0.06
Exercise price of the options	$0.03
Expected life of the options (years)	-
Dividend yield	0.00%
Expected volatility	223.57%
Risk-free interest rate	0.27%
Expected forfeiture per year (%)	0.00%
Weighted-average fair value of the options (per unit)	$0.0566

            The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin (A) Board as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

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

Options issued and outstanding as of December 31, 2018 and their activities during the twelve months then ended are as follows:

Weighted-Average
	Number of	Weighted-Average	Contractual Life
	Underlying	Exercise Price Per	Remaining in
	Shares	Share	Years

Outstanding as of January 1, 2018	-	$-

Granted- Before reverse split	1,000,000	0.03

Granted- After reverse split	50,000	0.6

Expired	(50,000)	-

Forfeited	-	-

Outstanding as of December 31, 2018	-	-	-

Exercisable as of December 31, 2018	-	-	-

Vested and expected to vest	-	-	-

As of December 31, 2018, the aggregate intrinsic value of options outstanding was $0.

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The following table sets forth the computation of basic and diluted net income per common share:

The following table sets forth the computation of basic and diluted net income per common share:

	December 31, 2018	December 31, 2017

Numerator

Net (loss)/income	$(208,310)	$(220,940)

Denominator

Weighted average shares – Basic EPS	133,506,570	116,811,045

Weighted average shares – Diluted EPS	133,506,570	116,811,045

Net income (loss) per share – Basic and Diluted

EPS - basic and diluted	$(0.002)	$(0.002)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company issued these financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2018, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited), an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2018.

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

Changes in Internal Control

During the fiscal year ended December 31, 2018 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2018. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
Ho Kang-Wing	56	Chairman, Chief Executive Officer, President and Director	March 12, 2015
Yam Chi-Wah	56	Chief Financial Officer	March 12, 2015
He Jiaxian	32	Director	March 12, 2015
He Jingtian	64	Director	March 12, 2015
Tam Yuk-Ching	52	Director	March 12, 2015

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

Ho Kang-Wing – Chairman, Chief Executive Officer, President and Director

Since 1993 Ho Kang Wing has served and the managing director of Guangdong Dongrong Metal Products Co., Ltd., Foshan, Guangdong, China based company specializing in the design and production of metal and wood products. Under his direction Guangdong Dongrong has achieved annual revenues in excess of USD$100,000,000. Mr. Ho has served on TransAKT’s board of directors since July 2013. Mr. Ho has committed to help TransAKT to develop and promote our product mix in China and other Asian countries. He is 56 years of age and resides in Kowloon City, Hong Kong.

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

He Jingtian – Director

In 1993 Mr. He Jingtian founded Guangdong Dongrong Metal Products Co., Ltd. He has served as general manager of Guangdong Dongrong since its inception. He is 64 years of age and resides in Shunde City, Guangdong, China.

He Jiaxian – Director

Mr. He Jiaxian obtained a Bachelors of Arts degree in International Economics and Trade from South China University of Technology in 2010, and a Master of Science in Management from Loughborough University (UK) in 2012. In 2013 he joined Guangdong Dongrong Metal Products Co., Ltd. as a project manager. He is also the founder and director of Guangdong Chuansuo Agricultural Science and Technology Co. Ltd. Mr. He is 32 years of age and resides in Shunde City, Guangdong, China.

Tam Yuk-Ching – Director

Since 2004 Ms. Tam Yuk Ching has served as the managing director of Legend Hardware Ltd., a Hong Kong based manufacturer of furniture hardware which employs over 2,500 workers at its 100,000 square meters factory in Foshan, China. Ms. Tam brings more than 20 years of experience in corporate finance and will assist the Company in all financing and capital raising activities in the future. She is 52 years of age and resides in Hong Kong.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Alberta Corporations Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

I

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ho KangWing(1) Chairman, Chief Executive Officer, President and Director	2018 2017	89,088 89,088	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	89,088 89,088
Yam Chi- Wah(2) Chief Financial Officer	2018 2017	23,040 23,040	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	23,040 23,040

(1)	Mr. Ho Kang-Wing was appointed as chairman, chief executive officer, president and a director of our company on March 12, 2015.
(2)	Mr. Yam Chi-Wah was appointed as chief financial officer of our company on March 12, 2015.

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

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2018.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 1 , 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 1, 2019. As of April 1, 2019 there were 133,506,570 shares of our company’s common stock issued and outstanding.

Less than

(2)	1%

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Ho Kang-Wing, He Jingtian, He Jiaxian, and Tam Yuk-Ching. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$21,000	$21,000
Quarter Review Fees	$18,000	$15,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$39,000	$36,000

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

TransAKT Ltd.
(Registrant)

Dated: April 1, 2019	/s/ Ho Kang-Wing

Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 1, 2019	/s/ Yam Chi-Wah

Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2019	/s/ Ho Kang-Wing
Ho Kang-Wing
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 1, 2019	/s/ He Jingtian

He Jingtian
Director

Dated: April 1, 2019	/s/ He Jiaxian

He Jiaxian
Director

Dated: April 1 ,2019	/s/ Tam Yuk-Ching

Tam Yuk-Ching
Director