Form 10-Q
period 2019-03-31
TRANSAKT LTD.
filed 2019-05-15
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

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
133,506,570 common shares issued and outstanding as of May 14, 2019.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statement

Our unaudited interim financial statements for the three months ended March 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2018.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

3

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$177,815	$227,088
Prepayments	-	12,000
Total Assets	$177,815	$239,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$31,573	$37,287
Total Current Liabilities	$31,573	$37,287

Total liabilities	$31,573	$37,287

Stockholders' Equity
Common stock, 700,000,000 shares authorized for issuance, $0.001 par value, 133,506,570 shares issued and outstanding at March 31, 2019 and December 31,2018, respectively	$133,506	133,506
Additional paid-in capital	24,265,011	24,265,011
Accumulated deficit	(22,614,772)	(22,558,836)
Other comprehensive income	(437,503)	(437,880)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$146,242	$201,801

Total Equity	$146,242	$201,801

Total Liabilities and Equity	$177,815	$239,088

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Sales, net	$-	$-
Cost of sales	-	-

Gross profit	-	-
Selling, general and administrative expenses	55,871	54,040
Loss from operations	(55,871)	(54,040)
Other income (expense)
Currency exchange gain (loss)	(65)	(6)
Total other income (expenses)	(65)	(6)
Loss before income taxes	(55,936)	(54,046)
Provision for income taxes expense (benefit)	-	-
Net loss	(55,936)	(54,046)
Net gain (loss) attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	$(55,936)	$(54,046)

Loss per share:
Basic and diluted income (loss) common stockholders per share Net loss	$(0.0004)	$(0.0004)

Weighted average number of shares outstanding:
Basic and diluted	133,506,570	133,506,570

Other Comprehensive Income (Loss)
Net loss	$(55,936)	$(54,046)
Foreign currency translation adjustment	377	28
Comprehensive income (loss)	(55,559)	(54,018)
Comprehensive income (loss) attributable to the non- controlling interest	-	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(55,559)	$(54,018)

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Treasury Shares	Stock at Cost Amount	Total
	Shares	Amount

Balance at December 31, 2017	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,350,526)	$(438,017)	-	$-	$409,974
Net loss					(54,046)	28			(54,018)
Balance at March 31, 2018	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,404,572)	$(437,989)	-	$-	355,956

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Other Comprehensive Income (loss)	Treasury Shares	Stock at Cost Amount	Total
	Shares	Amount

Balance at December 31, 2018	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,558,836)	$(437,880)	-	$-	$201,801
Net loss					(55,936)	377			(55,559)
Balance at March 31, 2019	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,614,772)	$(437,503)	-	$-	146,242

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

`	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss available to common stockholders	$(55,936)	$(54,046)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Decrease (Increase) in prepayments	12,000	10,000
Increase (Decrease) in accounts payable and accrued expenses	(5,714)	(4,104)
Net cash used in operating activities	(49,650)	(48,150)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	377	28
Net increase (decrease) in cash and cash equivalents	(49,273)	(48,122)
Cash and cash equivalents
Beginning	227,088	435,630
Ending	$177,815	$387,508

Non cash financing activities
Issuance of common stock to settle convertible promissory note of its relevant accrued interest	-	-

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	-	-
Interest expense	$-	$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $55,936 and $54,046 during the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of $22,614,772 and $22,558,836 as of March 31, 2019 and December 31, 2018, respectively.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines; (3) The Company is seeking for other business opportunities to create sources of income.

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

Exchange Gain (Loss):

During the three months ended March 31, 2019 and 2018, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the three months ended March 31, 2019 and 2018, respectively.

Due to related parties

As of March 31,2019 and December 31, 2018 there was no payable due to related parties.

NOTE 3–SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March31, 2019 up through the date the Company issued these financial statements, and found no material subsequent events are required to be disclosed.

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

As a result of our sale of HTT and Vegfab Agricultural Technology Co. Ltd. TransAKT BIO Agritech Ltd. has become our primary business unit.

Subsequent to our sale of Vegfab, we continue to be engaged in the sale and distribution of indoor agricultural equipment, including lighting, irrigation and hydroponic growing systems. We purchase inventory from third party manufacturers and re-sell equipment to various indoor agricultural operators located in Asia. Our primary markets are Taiwan, Hong Kong, Mainland China, and Singapore.

We incurred a net loss attributable to common stockholders of $55,936 and $54,046 during the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of $22,614,772 and $22,558,836 as of March 31, 2019 and December 31, 2018, respectively. In addition, we expect to incur an operating loss in the 2019 fiscal year.

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

Cash Requirements

We used cash in operations of $49,650 for the three months ended March 31, 2019. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1,2019, we will need a minimum of $250,000 to sustain operations and market our products effectively.

Our plan of operations for fiscal 2019 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[1]
Beginning January1, 2019
Salaries	$120,000
Accounting and Legal Expenses	$50,000
Public company reporting costs	$20,000
Selling, general and administrative expense	$5,000
Contingency	$55,000
Total	$250,000

1.	Based on 2018 average exchange rate of $0.128

As of May 14, 2019, we will require additional financing of approximately $250,000 to execute our business strategy for fiscal 2019. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Our operating results for the three months ended March 31, 2019 and 2018are summarized as follows:

	Three Months ended	Three Months ended
	March 31, 2019	March 31, 2018
	($)	($)
Operating revenues	-	-
Operating costs and expenses	55,871	54,040
Loss from operations	55,871	54,040
Other expenses	65	6
Net loss	55,936	54,046
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	55,936	54,046

Net loss per share (basic and diluted)	0.0004	0.0004

Net Revenues and Cost of Sales

There were no revenues for the three months ended March 31, 2019 and 2018 respectively.

Operating Expenses

Operating expenses were $55,871 for the three months ended March 31, 2019, compared to $54,040 for the three months ended March 31, 2018, representing an increase of $1,831. The increase in operating expenses was primarily due to the increase on administrative cost during the period.

Loss from Operations

Loss from operations were $55,871 for the three months ended March 31, 2019, compared to $54,040 for the three months ended March 31, 2018, representing an increase of $1,831. The increase in loss from operations was primarily due to the increase on operating cost during the period.

Other Expenses

Other expenses were increased by approximately $59 to $65 for the three months ended March 31, 2019 from $6 for the same period in 2018.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $55,936 for the three months ended March 31, 2019 compared to approximately $54,046 for the three months ended March 31, 2018, representing an increase of $1,890 or approximately 3.5% ..

Liquidity and Capital Resources

Our financial position as of March 31, 2019 and December 31, 2018 and the changes for the periods then ended are as follows:

Working Capital
	As of	As of
	March 31, 2019	December 31, 2018
Current Assets	$177,815	$239,088
Current Liabilities	$31,573	$37,287
Working Capital	$146,242	$201,801

Our working capital decreased from $201,801 at December 31, 2018 to $146,242 at March 31, 2019, primarily as a result of the operating expense during the period.

Cash Flows
	Three months	Three months
	Ended	Ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$49,650	$48,150
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net increase (decrease) in Cash and Cash Equivalents during the period	$(49,273)	$(48,122)
Cash and Cash Equivalents, beginning of period	$227,088	$435,630
Cash and Cash Equivalents, end of period	$177,815	$387,508

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2019 was $49,650, representing an increase of 1,500 compared to net cash flow used in operating activities of $48,150during the three months ended March 31, 2018. The increase in the cash used in operating activities was primarily due to the increase on operating cost during the period.

Investing Activities

Net cash flow used in investing activities during the three months ended March 31, 2019 was $0, no change compared to net cash used in investing activities during the three months ended March 31, 2018.

Financing Activities

Net cash flow provided by financing activities during the three months ended March 31, 2019 was $0, compared to net cash provided by financing activities of $0 during the three months ended March 31, 2018.

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

Exchange Gain (Loss):

During the three months ended March 31, 2019 and 2018, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Subsequent Events

We have evaluated all events or transactions that occurred after March 31, 2019 up through the date the Company issued these financial statements.

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

Going Concern

Our company has incurred a net loss attributable to common stockholders of $55,936 and $54,046 during the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of $22,614,772 and $22,558,836 as of March 31, 2019 and December 31, 2018, respectively.

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

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines;(3)The Company is seeking for other business opportunities to create sources of income.

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

We have sustained operating losses before income tax of $55,936 for the period ended March 31, 2019. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $49,650 for the period ended March 31, 2019, and cash flow used in operations of $48,150 for the period ended March 31, 2018. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $250,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. At May 14, 2019, we had 133,506,570  common shares outstanding.

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

Exhibit Number	Description

(14)	Code of Ethics

14.1	Code of Ethics (April, 2010) (incorporated by reference from our Annual and Transition Report on Form 20-F/A filed on January 21, 2011).

(21)	Subsidiaries of the Registrant

21.1	TransAKT (BVI) Ltd. (Wholly owned), a BVI company

21.2	TransAKT BIO Agritech Ltd. (Wholly owned), a Hong Kong company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certificate of Principal Executive Officer filed pursuant to Section 302 Certification under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certificate of Principal Executive Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 906 Certification under Sarbanes- Oxley Act of 2002

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

TRANSAKT LTD.
(Registrant)

Dated: May14, 2019	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2019	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)