Form 10-Q
period 2019-06-30
TRANSAKT LTD.
filed 2019-08-14
CIK 1263872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

[X] YES      [   ] NO

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

133,506,570 common shares issued and outstanding as of August 14, 2019

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statement

Our unaudited interim financial statements for the six months ended June 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the Form 10-K for the year ended December 31, 2018.

TRANSAKT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

3

TRANSAKT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$128,581	$227,088
Prepayments	-	12,000
Total Current Assets	$128,581	$239,088
Total Assets	$128,581	$239,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$26,656	$37,287
Total Current Liabilities	$26,656	$37,287

Total liabilities	$26,656	$37,287

Stockholders' Equity
Common stock, 700,000,000 shares authorized for
issuance, $0.001 par value, 133,506,570 shares issued
and outstanding at June 30, 2019 and December 31
2018, respectively	133,506	133,506
Additional paid-in capital	24,265,011	24,265,011
Accumulated deficit	(22,659,079)	(22,558,836)
Other comprehensive income	(437,513)	(437,880)
Stock subscription receivable	(1,200,000)	(1,200,000)
Total Stockholders' Equity	$101,925	$201,801
Non-controlling interest	-	-
Total Equity	$101,925	$201,801

Total Liabilities and Equity	$128,581	$239,088

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales, net	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-
Selling, general and administrative
expenses	(100,167)	(99,531)	(44,296)	(45,491)
Loss from operations	(100,167)	(99,531)	(44,296)	(45,491)
Other income (expense)
Interest income/ (expense)	-	-	-	-
Currency exchange gain (loss)	(76)	(108)	(11)	(102)
Other income	-	-	-	-
Total other income (expenses)	(76)	(108)	(11)	(102)
(Loss)/ Profit before income taxes	(100,243)	(99,639)	(44,307)	(45,593)
Provision for income taxes expense
(benefit)	-	-	-	-
Net (loss)/ profit	(100,243)	(99,639)	(44,307)	(45,593)
Net gain (loss) attributable to non-
controlling interest	-	-	-	-
Net (loss)/ profit attributable to
TRANSAKT	$(100,243)	$(99,639)	$(44,307)	$(45,593)

Loss per share:
Basic and diluted income (loss) common
stockholders per share Net loss	$(0.0007)	$(0.0007)	$(0.0003)	$(0.0003)

Weighted average number of shares
outstanding:

Basic and diluted	133,506,570	133,506,570	133,506,570	133,506,570

Other Comprehensive Income (Loss)
Net loss	$(100,243)	$(99,639)	$(44,307)	$(45,593)

Foreign currency translation adjustment	367	71	(10)	43
Comprehensive income (loss)	(99,876)	(99,568)	(44,317)	(45,550)

Comprehensive income (loss) attributable
to the non-controlling interest	-	-	-	-
Comprehensive income (loss) attributable to TRANSAKT LTD.	$(99,876)	$(99,568)	$(44,317)	$(45,550)

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018 (UNAUDITED)

	Common Stock		Additional	Stock		Other
			Paid-in	Subscription	Accumulated	Comprehensive	Treasury	Stock at Cost
	Shares	Amount	Capital	Receivable	Deficit	Income (loss)	Shares	Amount	Total

Balance at December 31, 2017	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,350,526)	$(438,017)	-	$-	$409,974

Net loss	-	-	-	-	(54,046)	28	-	-	(54,018)

Balance at March 31, 2018	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,404,572)	$(437,989)	-	$-	355,956

Net loss	-	-	-	-	(45,593)	43	-	-	(45,550)

Balance at June 30, 2018	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,450,165)	$(437,946)	-	$-	310,406

	Common Stock		Additional	Stock		Other
			Paid-in	Subscription	Accumulated	Comprehensive	Treasury	Stock at Cost
	Shares	Amount	Capital	Receivable	Deficit	Income (loss)	Shares	Amount	Total

Balance at December 31, 2018	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,558,836)	$(437,880)	-	$-	$201,801

Net loss	-	-	-	-	(55,936)	377	-	-	(55,559)

Balance at March 31, 2019	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,614,772)	$(437,503)	-	$-	146,242

Net loss	-	-	-	-	(44,307)	(10)	-	-	(44,317)

Balance at June 30, 2019	133,506,570	$133,506	$24,265,011	$(1,200,000)	$(22,659,079)	$(437,513)	-	$-	101,925

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

		Six Months Ended		Six Months Ended
		June 30, 2019		June 30, 2018
Cash flows from operating activities
Net gain (loss) available to common stockholders	$		$
		(100,243)		(99,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses		-		-
Changes in assets and liabilities:
Decrease (Increase) in prepayments		12,000		10,000
Decrease (Increase) in deposits		-		-
Increase (Decrease) in accounts payable and accrued expenses		(10,631)		(14,271)
Net cash used in operating activities		(98,874)		(103,910)

Cash flows from investing activities
Net cash used in investing activities		-		-

Cash flows from financing activities
Due to related party		-		-
Net cash provided by financing activities		-		-
		367		71
Effect of exchange rate changes on cash and cash equivalents
		(98,507)		(103,839)
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents
Beginning		227,088		435,630
Ending	$		$
		128,581		331,791

Non cash financing activities
Issuance of common stock to settle convertible promissory note and its
		-		-
relevant accrued interest

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax		-
				-
Interest expense		$-		$-

The accompanying notes are an integral part of the financial statements

TRANSAKT LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $100,243 and $99,639 during the six months ended June 30, 2019 and 2018, respectively, and had an accumulated deficit of $22,659,079 and $22,558,836 as of June 30, 2019 and December 31, 2018, respectively.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) tightly budgeting and controlling all expenses; (2) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines.(3)The Company is seeking for other business opportunities to create sources of income.

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

Exchange Gain (Loss):

During the six months ended June 30, 2019 and 2018, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2019-01, Leases (Topic 842): Codification Improvements.

The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.

The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.

Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related party sales

There were no transactions between the Company and any related party for the six months ended June 30, 2019 and 2018, respectively.

Due to related parties

As of June 30, 2019 and December 31, 2018, there was no payable due to related parties.

NOTE 3 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company issue these financial statements and found no material subsequent events are required to be disclosed.

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

We incurred a net loss attributable to common stockholders of $100,243 and $99,639 during the six months ended June 30, 2019 and 2018, respectively, and had an accumulated deficit of $22,659,079 and $22,558,836 as of June 30, 2019 and December 31, 2018, respectively. In addition, we expect to incur an operating loss in the 2019 fiscal year.

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

Cash Requirements

We used cash in operations of $98,874 for the six months ended June 30, 2019. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, beginning January 1, 2019, we will need a approximately $250,000 to sustain our operations and market our products effectively.

Our plan of operations for fiscal 2019 includes the following budgeted expenditures:

12 Month Capital Requirements Forecast	USD[1]
Beginning January 1, 2019

Salaries	$120,000
Accounting and Legal Expenses	$50,000
Public company reporting costs	$20,000
Selling, general and administrative expense	$5,000
Contingency	$55,000
Total	$250,000

1.	Based on 2019 average exchange rate of $0.128

As of August 14, 2019, we will require additional financing of approximately $250,000 to execute our business strategy for fiscal 2019. If we are unable to raise sufficient financing, we intend to scale back our business in order to accommodate available financing or revenue streams derived from our current operations.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Our operating results for the three months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months ended June 30, 2019 ($)	Three Months ended June 30, 2018 ($)
Operating revenues Operating costs and expenses	- (44,296)	- (45,491)
Loss from operations	(44,296) (11) -	(45,491) (102) -
Other expenses Provision for income taxes expense (benefit)
Net loss	(44,307)	(45,593)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	(44,307)	(45,593)
	(0.0003)	(0.0003)
Net loss per share (basic and diluted)

Net Revenues and Cost of Sales

There was no revenues for the three months ended June 30, 2019 and 2018 respectively.

Operating Expenses

Operating expenses were $44,296 for the three months ended June 30, 2019, compared to $45,491 for the three months ended June 30, 2018, representing a decrease of $1,195. The decrease in operating expenses was primarily due to the tightening budget during the period.

Loss from Operations

Loss from operations were $44,296 for the three months ended June 30, 2019, compared to $45,491 for the three months ended June 30, 2018, representing a decrease of $1,195. The decrease in operating loss was primarily due to the tightening budget during the period.

Other Income or Expenses

Other expenses were decreased by approximately $91 to $11 for the three months ended June 30, 2019 from $102 for the same period in 2018. The decrease was due to the exchange rate difference.

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of approximately $44,307 for the three months ended June 30, 2019 compared to a loss of $45,593 for the three months ended June 30, 2018, representing a decrease of $1,286 or approximately 2.8% .

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Our operating results for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Six Months ended June 30, 2019 ($)	Six Months ended June 30, 2018 ($)
Operating revenues Operating costs and expenses	- (100,167)	- (99,531)
Loss from operations	(100,167) (76) -	(99,531) (108) -
Other expense
Provision for income taxes expense (benefit)
Net loss	(100,243)	(99,639)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to TRANSAKT LTD.	(100,243)	(99,639)
	(0.0007)	(0.0007)
Net loss per share (basic and diluted)

Net Revenues and Cost of Sales

There were no revenues for the six months ended June 30, 2019 and 2018 respectively.

Operating Expenses

Operating expenses were $100,167 for the six months ended June 30, 2019, compared to $99,531 for the six months ended June 30, 2018, representing a increase of $636. The increase in operating expenses was primarily due to the increase of administrative expense during the period.

Loss from Operations

Loss from operations were $100,167 for the six months ended June 30, 2019, compared to $99,531 for the six months ended June 30, 2018, representing a increase of $636. The increase in loss from operations was primarily due to the increase of administrative expenses during the period.

Other Income or Expenses

Other expenses decreased by approximately $32 to $76 for the six months ended June 30, 2019 from $108 for the same period in 2018. The decrease was mainly due to the currency exchange rate difference during the period .

Net Income (Loss) attributable to TRANSAKT LTD.

As a result of the above factors, we have net loss attributable to the Company’s common stockholders of $100,243 for the six months ended June 30, 2019 compared to $99,639 for the six months ended June 30, 2018, representing a increase of $604.

Liquidity and Capital Resources

Our financial position as of June 30, 2019 and December 31, 2018 and the changes for the periods ended are as follows:

Working Capital
	As of	As of
	June 30, 2019	December 31, 2018
Current Assets	$128,581	$239,088
Current Liabilities	$26,656	$37,287
Working Capital	$101,925	$201,801

Our working capital decreased from $201,801 at December 31, 2018 to $101,925 at June 30, 2019, primarily as a result of the operating loss during the period.

Cash Flows
		Six months	Six months
		Ended	Ended
		June 30, 2019	June 30, 2018
Net cash used in operating activities		$(98,874)	$(103,910)
Net cash used in investing activities		$-	$-
Net cash provided by financing activities		$-	$-
	$
Net increase (decrease) in Cash and Cash Equivalents during the period		$(98,507)	$(103,839)
Cash and Cash Equivalents, beginning of period		$227,088	$435,630
Cash and Cash Equivalents, end of period		$128,581	$331,791

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2019 was $98,874, representing a decrease of $5,036 compared to net cash flow used in operating activities of $103,910 during the six months ended June 30, 2018. The decrease in the cash used in operating activities was primarily due to the tightening budget in the period.

Investing Activities

Net cash flow used in investing activities during the six months ended June 30, 2019 was $0, no change compared to net cash flow used in investing activities during the six months ended June 30, 2018.

Financing Activities

Net cash flow provided by financing activities during the six months ended June 30, 2019 was $0, compared to $0 during the same period of 2018.

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

Exchange Gain (Loss):

During the six months ended June 30, 2019 and 2018, the transactions of TransAKT Bio Agritech Ltd. were denominated in foreign currency and were recorded in Hong Kong Dollar (HKD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2019-01, Leases (Topic 842): Codification Improvements.

The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.

The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.

Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

Subsequent Events

We have evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company issued these financial statements.

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

Going Concern

The Company has incurred a net loss attributable to common stockholders of $100,243 and $99,639 during the six months ended June 30, 2019 and 2018, respectively, and had an accumulated deficit of $22,659,079 and $22,558,836 as of June 30, 2019 and December 31, 2018, respectively.

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

The ability of our company to continue research and development projects and realize the capitalized value of proprietary technologies and related assets is dependent upon future commercial success of the technologies and raising sufficient funds to continue research and development as well as to effectively market its products. Through June 30, 2019, our company has not realized commercial success of the technologies, nor have they raised sufficient funds to continue research and development or to market its products.

There can be no assurances that there will be adequate financing available to our company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Our company plans to continue actively seeking additional funding opportunities to improve and expand upon our product lines. (3)The Company is seeking for other business opportunities to create sources of income.

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

We have sustained operating losses before income tax of $100,243 for the period ended June 30, 2019. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

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

Cash flow used in operations of $98,874 for the period ended June 30, 2019, and cash flow used in operations of $103,910 for the period ended June 30, 2018. We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget that anticipated revenues will be realized when needed, that lines of credit will be available to us if required, or that additional capital will be available to us. We anticipate that over the next twelve months, we will need a minimum of $250,000 to sustain operations and market our products effectively.

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

Future sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. As at August 14, 2019, we had 133,506,570 common shares outstanding.

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

TRANSAKT LTD.
(Registrant)

Dated:	August 14, 2019	/s/ Ho Kang-Wing
Ho Kang-Wing
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2019	/s/ Yam Chi-Wah
Yam Chi-Wah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)